Form 10-K
period 2022-12-31
HALLMARK VENTURE GROUP, INC.
filed 2023-04-13
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 000-56477

HALLMARK VENTURE GROUP, INC.

(Exact Name of Registrant as Specified in its Charter)

Florida	34-2001531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5112 West Taft Road, Suite M, Liverpool, NY 13088

(Address of Principal Executive Offices with Zip Code)

Registrant’s telephone number, including area code 877-646-4833

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $126,389.41 based on 74,346,709 non affiliate shares outstanding at $0.0017 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter. (June, 30, 2022)

As of March 31, 2023, there were 260,897,508 shares of the issuer’s common stock outstanding.

HALLMARK VENTURE GROUP, INC.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Forward-Looking Statements

Unless the context indicates otherwise, as used in this Annual Report, the terms “HLLK,” “we,” “us,” “our,” “our company” and “our business” refer, to HALLMARK VENTURE GROUP, INC., including its subsidiaries named herein. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

General Background of the Company

Hallmark Venture Group, Inc. (“we”, “us”, “our” or the “Company”) was originally incorporated in the State of Colorado on July 14, 1995, with the name CPC Office Systems, Inc. On July 12, 1999, the Company changed its name to Homesmart USA, Inc. On March 3, 2006, the Company moved its domicile to Nevada. On March 8, 2006, the Company changed its name to Smart Truck Systems, Inc. On March 6, 2008, the Company changed its name to Speech Phone, Inc. On July 16, 2008, the Company changed its name to Hallmark Venture Group, Inc. On March 22, 2022, the Company redomiciled and became a Florida corporation.

On November 2, 2020, the Company entered into a Plan of Merger and Acquisition Agreement (the “Stonecrest Merger Agreement”), pursuant to which the Company purchased Stonecrest Owner, LLC in exchange for the issuance of 10,000,000 shares of common stock and 100,000 shares of Series A preferred stock to the members of Stonecrest Owner, LLC. On July 12, 2021, the parties agreed to cancel and unwind the transactions contemplated by the Stonecrest Merger Agreement. As a result, all of the shares of common stock and preferred stock that were issued as part of that transaction were canceled.

The Company can currently be defined as a “shell” company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company has no particular acquisitions in mind and has not currently entered into any negotiations regarding such an acquisition, provided, that the Company intends to pursue the direct or indirect acquisition and development of real estate assets (including portfolios of real estate assets) and/or businesses related thereto. The Company’s officers and directors have not engaged in any preliminary contact or discussions with any representative of any other company regarding the possibility of an acquisition or merger between the Company and such other company as of the date hereof.

Business Objectives of the Company

Since August 2020, management has determined to direct its efforts and limited resources to pursue potential new business and/or acquisition opportunities. The Company does not intend to limit itself to a particular industry and has not established any particular criteria upon which it shall consider a business opportunity, provided, that management presently intends to prioritize the direct or indirect acquisition and development of real estate assets (including portfolios of real estate assets) and/or businesses related thereto.

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in business opportunities presented to it by persons or firms who or which desire to seek the perceived advantages of an issuer who has complied with the Exchange Act. The Company will not restrict its search to any specific business, industry, or geographical location and the Company may participate in a business venture of virtually any kind or nature and we have not established any particular criteria upon which we consider a business opportunity, provided that we will prioritize real estate transactions. This discussion of the proposed business herein is purposefully general and is not meant to be restrictive of the Company’s broad discretion to search for and enter into potential business opportunities. Management anticipates that it may be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

Management would have substantial flexibility in identifying and selecting a prospective new business opportunity. The Company is dependent on the judgment of its management in connection with this process. There are many criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review. A business combination may involve an entity that may be financially unstable or in its early stages of development or growth. In evaluating a prospective business opportunity, management would consider, among other factors, the following:

●	costs associated with pursuing a new business opportunity;

●	the growth potential of the new business opportunity;

●	necessary capital requirements;

●	the competitive position of the new business opportunity;

●	stage of business development;

●	the market acceptance of the potential products and services;

●	proprietary features and degree of intellectual property; and

●	the regulatory environment that may be applicable to any prospective business opportunity

The foregoing criteria are not intended to be exhaustive and there may be other criteria that management may deem relevant. In connection with an evaluation of a prospective or potential business opportunity, management may be expected to conduct a due diligence review.

The time and costs required to pursue new business opportunities, which includes negotiating and documenting relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws, cannot be ascertained with any degree of certainty.

Management intends to devote such time as it deems necessary to carry out our affairs. The exact length of time required for the pursuit of any new potential business opportunities is uncertain. No assurance can be made that we will be successful in our efforts. We cannot project the amount of time that management will devote to the Company’s plan of operation.

Prospective investors in the Company’s common stock will not have an opportunity to evaluate the specific merits or risks of any of the one or more business combinations that we may undertake. A business combination may involve the acquisition of, or merger with, a company that needs to raise substantial additional capital by means of being a publicly-traded company, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, voting control issues and compliance with various federal and state securities laws.

The Company intends to conduct its activities to avoid being classified as an “Investment Company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and therefore avoid application of the costly and restrictive registration and other provisions of the Investment Company Act and the regulations promulgated thereunder.

Management believes that being a reporting company under the Exchange Act will enhance the Company’s efforts to acquire or merge with an operating business.

The Company is obligated to file interim and periodic reports including an annual report with audited financial statements. This obligation will substantially increase the expenses incurred by the Company.

Any entity that is merged into or acquired by us will become subject to the same reporting requirements to which we are subject. Thus, if we successfully complete an acquisition or merger, the acquired entity must have audited financial statements for at least the two most recent fiscal years, or if the acquired entity has been in business for less than two years, audited financial statements must be available from its inception. This requirement limits our possible acquisitions or merger opportunities because many private companies either do not have audited financial statements or are unable to produce audited financial statements without long delay and substantial expense.

The Company’s common stock is subject to quotation on the OTC Markets Group Inc. Pink Market (“OTC Pink”) under the symbol HLLK. There is currently only a limited trading market in the Company’s common stock. There can be no assurance that there will be an active trading market for our common stock. If an active trading market commences, there can be no assurance as to the market price of our common stock, whether the trading market will provide liquidity to investors, or whether any trading market will be sustained.

Corporate Information

Our Company’s headquarters is located at 5112 West Taft Road, Suite M, Liverpool, NY 13088. Our telephone number is 877-646-4833.

Implications of Being an Emerging Growth Company

We qualify as an “emerging growth company” as defined under the Securities Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements that are otherwise applicable to public companies. These provisions include, but are not limited to:

●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended (or the Sarbanes-Oxley Act);

●	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and

●	exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to avail ourselves of this extended transition period. We will remain an emerging growth company until the earliest to occur of: (i) our reporting $1.07 billion or more in annual gross revenues; (ii) the end of fiscal year 2024; (iii) our issuance, in a three year period, of more than $1 billion in non-convertible debt; and (iv) the end of the fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million on the last business day of our second fiscal quarter.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and, as such, are not required to provide the information under this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. Our Chief Executive Officer, John D. Murphy, Jr., provides complimentary office space for our company.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “HLLK” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock exists. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2022 and 2021, as reported by NASDAQ and the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2022, Quarter Ended:	High	Low
March 31, 2022	$0.0007	$0.0006
June 30, 2022	$0.0007	$0.0006
September 30, 2022	$0.0004	$0.0004
December 31, 2022	$0.0002	$0.0001

Fiscal Year 2021, Quarter Ended:	High	Low
March 31, 2021	$0.0015	$0.0013
June 30, 2021	$0.0017	$0.0016
September 30, 2021	$0.0025	$0.0021
December 31, 2021	$0.0013	$0.0011

At March 23, 2023 there were approximately 1,879 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name.

The transfer agent and registrar for our common stock is Liberty Stock Transfer, Inc., 788 Shrewsbury Ave., Suite 2163, Tinton Falls, NJ 07724. Their telephone number is (732) 372-0707, ext. 101.

Dividend Policy

We have never paid any cash dividends and intend, for the foreseeable future, to retain any future earnings for the development of our business. Our Board of Directors will determine our future dividend policy on the basis of various factors, including our results of operations, financial condition, capital requirements and investment opportunities.

Recent Issuance of Unregistered Securities

None.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2022 and 2021 should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

Overview

We have no operations from a continuing business other than the expenditures related to running the Company. All of our historical business operations have ceased.

Management intends to explore and identify business opportunities within the U.S., including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. No assurances can be given that our management can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control, including without limitation, the continued negative effects of the coronavirus pandemic and the conflict in Ukraine on the U.S. and global economies.

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations and/or asset acquisitions, filing SEC reports, and consummating the acquisition of an operating business or assets.

Given our limited capital resources, we may consider a transaction with an entity which has recently commenced operations, is a developing company or is otherwise in need of additional funds for the development of new products, services or assets, or expansion into new markets, or is an established business or an established asset experiencing financial or operating difficulties and needs additional capital. Alternatively, a transaction may involve the acquisition of, or merger with, an entity that desires access to the U.S. capital markets.

As of the date of this Form 10-K, our management has not had any discussions with any representative of any other entity regarding a potential business combination or asset acquisition. Any target business or asset that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business or asset, there can be no assurance that we will properly ascertain or assess all significant risks.

Our management anticipates that we will likely only be able to effect just one business combination or asset acquisition due to our limited capital. This lack of diversification will likely pose a substantial risk in investing in the Company for the indefinite future, because it will not permit us to offset potential losses from one venture or operating territory against gains from another. The risks we face will likely be heightened to the extent we acquire a business or assets operating in a single industry or geographical region.

We anticipate that the selection of a target business or asset will be a complex and risk-prone process. Because of general economic conditions, including unfavorable conditions caused by the coronavirus pandemic, increasing inflation, rapid technological advances being made in some industries and shortages of available capital, management believes that there are many firms seeking acquisition opportunities at this time at discounted rates against which we will compete. We expect that any potentially available acquisition opportunities may appear in a variety of different industries or regions and at various stages of development, all of which will likely make the task of comparative investigation and analysis of such opportunities extremely difficult and complicated.

Once we have developed and begun to implement our business plan, management intends to fund our working capital requirements through a combination of our existing funds and future issuances of debt or equity securities. Our working capital requirements are expected to increase in line with the implementation of a business plan and commencement of operations.

Based upon our current operations, we do not have sufficient working capital to fund our operations over the next 12 months. If we are able to close a business combination or other acquisition, it is likely we will need capital as a condition of closing that transaction. Because of the uncertainties, we cannot be sure as to how much capital we need to raise or the type of securities we will be required to issue. In connection with a business combination that is structured as a reverse merger, or in connection with the acquisition of significant assets, we anticipate that we will be required to issue a controlling block of our securities to the target’s shareholders or to the owner of such assets, which will be very dilutive to existing shareholders.

Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences, or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, including acquisition opportunities, which could significantly and materially restrict our business operations.

We anticipate that we will incur operating losses in the next 12 months, principally costs related to our being obligated to file reports with the SEC. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks include, but are not limited to, an evolving and unpredictable business model, recognition of revenue sources, and the management of growth. To address these risks, we must, among other things, develop, implement, and successfully execute our business strategy, respond to competitive developments, and attract, retain, and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so could have a material adverse effect on our business prospects, financial condition, and results of operations.

Going Concern

We have only limited capital. Additional financing is necessary for us to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the years ended December 31, 2022 and 2021 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Results of Operations

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

During the years ended December 31, 2022 and 2021, we had no operations other than incurring expenditures related to running the Company, and we generated no revenues.

For the years ended December 31, 2022 and 2021, we had general and administrative expense of $103,574 and $143,936, respectively, a decrease of $40,362 or 28%. Our operating expenses mainly consisted of professional fees and expenses. The decrease of operating expenses was mainly due to a decrease of legal expense during the current year.

For the year ended December 31, 2022, we had a total other expense of $184,972, which included $11,911 of interest expense and settlement expense of $139,821. We also had amortization of debt discount of $7,862, a loss on the issuance of convertible debt of $32,993 and a gain in the change of fair value of a derivative of $7,615. For the year ended December 31, 2021 we only had interest expense of $3,773.

We had a net loss of $288,546 for the year ended December 31, 2022 compared to a net loss of $147,709 for the year ended December 31, 2021. Our net loss increased due to the reasons discussed above.

Our major expenses consist of fees to consultants, lawyers and accountants incurred in connection with our obligation to file periodic reports with the SEC, which entails payment of professional fees to accountants and lawyers. Otherwise, we do not expect the level of our operating expenses to change in the future until we implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At December 31, 2022 and 2021, we had no cash on hand and there were outstanding liabilities of $898,348 and $779,500, respectively, the majority of which were amounts owed to a related party. The working capital deficits were $898,348 and $779,500, respectively.

For the year ended December 31, 2022, the Company used $64,474 of cash for operations as compared to $59,543 for the year ended December 31, 2021. Such increase was primarily due to higher net loss in the year ended December 31, 2021. The net cash provided by the financing activities for the year ended December 31, 2022 was $64,474 as compared to $59,543 for the year ended December 31, 2021.

John D. Murphy, Jr., our President and Chief Executive Officer, individually, and through JMJ Associates, LLC, an entity controlled by him, is funding our limited operations by making advances of funds to cover our operating expenses. The advances are repayable upon demand and the obligations do not bear interest. We expect that Mr. Murphy, directly or through JMJ Associates, LLC, will continue to fund our operations until we complete an acquisition or earlier if he sells his interest in the Company, and that we will continue to require additional financing to maintain our existence as a shell company for the next twelve months.

Paul Strickland, our Secretary and Director, individually, and through Selkirk Global Holdings, LLC, an entity controlled by him, is funding our limited operations by making advances of funds to cover our operating expenses. The advances are repayable upon demand and the obligations do not bear interest. We expect that Mr. Strickland, directly or through Selkirk Global Holdings, LLC, will continue to fund our operations until we complete an acquisition or earlier if he sells his interest in the Company, and that we will continue to require additional financing to maintain our existence as a shell company for the next twelve months.

Our management is not required to fund our operations by any contract or other obligation. In the event that we undertake to complete an acquisition that requires financing, we will likely depend on an outside source for such financing. However, we have not identified any debt or equity financing sources that can be relied upon to provide such financing.

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K for a summary of our critical accounting policies and recently adopting and issued accounting standards.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HALLMARK VENTURE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Hallmark Venture Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hallmark Venture Group, Inc. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had an accumulated deficit, incurred substantial losses during the year, and a negative working capital, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The Critical Audit Matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates. We determined that there are no critical audit matters.

/s/ JLKZ CPA LLP

We have served as the Company’s auditor since 2022.

JLKZ CPA LLP. (PCAOB ID 6519)

Flushing, New York

April 13, 2023

HALLMARK VENTURE GROUP, INC.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS

CURRENT ASSETS:
Cash	—	—

Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$264,228	$225,128
Due to related parties	147,251	111,366
Convertible note payable – related party, net of debt discount of $23,586	7,862	—
Accrued interest	741	—
Derivative liability	53,967	—
Stock payable	36,130	36,130
Settlement liability	139,821	—
Settlement liability - related party	248,348	406,876
Total Current Liabilities	898,348	779,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 216,403,374 and 170,257,847 issued and outstanding, respectively	216,403	170,258
Additional paid-in capital	1,940,226	1,816,673
Accumulated deficit	(3,055,077)	(2,766,531)
Total Stockholders’ Deficit	(898,348)	(779,500)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP INC.

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2022	2021

REVENUES	$—	$—

EXPENSES:
General and administrative	103,574	143,936
Total operating expenses	103,574	143,936
LOSS FROM OPERATIONS	(103,574)	(143,936)

OTHER EXPENSE:
Interest expense	(741)	—
Imputed interest expense	(11,170)	(3,773)
Amortization of debt discount	(7,862)	—
Change in fair value of derivative	7,615	—
Loss on issuance of convertible note	(32,993)	—
Settlement expense	(139,821)	—

Total other expense	(184,972)	(3,773)

Net loss before income taxes	(288,546)	(147,709)
Provision for income tax	—	—
Net Loss	(288,546)	(147,709)

Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding - basic and diluted	205,225,205	168,581,135

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	capital	Deficit	Deficit

Balance, December 31, 2020	100,000	$100	146,257,847	$146,258	$1,716,900	$(2,618,822)	$(755,564)
Common stock issued for payment on settlement liability - related party	—	—	24,000,000	24,000	96,000	—	120,000
Imputed interest on amounts due to related party	—	—	—	—	3,773	—	3,773
Net loss	—	—	—	—	—	(147,709)	(147,709)
Balance, December 31, 2021	100,000	100	170,257,847	170,258	1,816,673	(2,766,531)	(779,500)
Common stock issued for payment on settlement liability - related party	—	—	46,145,527	46,145	112,383	—	158,528
Imputed interest on amounts due to related party	—	—	—	—	11,170	—	11,170
Net loss	—	—	—	—	—	(288,546)	(288,546)
Balance, December 31, 2022	100,000	$100	216,403,374	$216,403	$1,940,226	$(3,055,077)	$(898,348)

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP, INC.

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net loss	$(288,546)	$(147,709)
Adjustments to reconcile net loss to net cash used by operating activities:
Imputed interest on amounts due to related party	11,170	3,773
Amortization of debt discount	7,862	—
Change in fair value of derivative	(7,615)	—
Loss on issuance of convertible debt	32,993	—
Settlement expense	139,821	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	39,100	84,393
Accrued interest	741	—
Net cash used in operating activities	(64,474)	(59,543)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from convertible note payable - related party	28,589	—
Proceeds from related parties	35,885	59,543
Net cash provided by financing activities	64,474	59,543

Net Change in Cash	—	—
Cash beginning of year	—	—
Cash end of year	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH TRANSACTIONS
Common stock issued for payment on settlement liability - related party	$158,528	$120,000

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Financial Statements

December 31, 2022

NOTE 1 — ORGANIZATION AND OPERATIONS

Hallmark Venture Group, Inc., was originally incorporated in the state of Colorado on July 14, 1995, with the name CPC Office Systems, Inc. On July 12, 1999, the Company changed its name to Homesmart USA, Inc. On March 6, 2008, the Company changed its name to Speech Phone, Inc. On March 3, 2006, the Company moved its domicile to Nevada. On March 8, 2006, the Company changed its name to Smart Truck Systems, Inc. On July 16, 2008, the Company changed its name to Hallmark Venture Group, Inc.

On May 4, 2020, Living Waters, LLC (“LWLLC”) obtained management control of the Company from its previous CEO and Director, Robert Cashman (“Cashman”), pursuant to a contingent Share Purchase Agreement (the “SPA”), dated as of May 4, 2020, by and among LWLLC and Cashman, whereby certain preferred shares (the “Preferred Shares”) that represent the voting control interest in the Company were to be issued to LWLLC (the “Transaction”).

On May 27, 2020, in connection with the Transaction and in accordance with provisions of the SPA, LWLLC assigned the SPA to Medical Southern, LLC (“MSLLC”). On August 13, 2020, all issued and outstanding Preferred Shares were issued to a designee of MSLLC, Top Knot, Inc. USA (“TKIU”).

On August 17, 2020, in connection with the Transaction and in accordance with provisions of the SPA, MSLLC assigned the SPA to Stonecrest Acquisition, LLC (“SALLC”). As a consequence of the Transaction, a change of control of the Company occurred. As a result of the Transaction TKIU obtained voting control of the Company. Subsequently, on October 19, 2020, TKIU assigned 100% of the Preferred Shares it held to Endicott Holdings Group, LLC (“Endicott”).

On June 20, 2022, Endicott transferred 100% of the preferred shares, and 110,646,679 of the shares of common stock it held, to Beartooth Asset Holdings, LLC, an entity controlled by the Company’s Secretary, Paul Strickland, resulting in a change of control of the Company.

On July 7, 2022, Beartooth Asset Holdings, LLC (an entity controlled by Paul Strickland, the Company’s secretary and a member of its board of directors) transferred 75,000 Series A Preferred Shares to JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr., CEO of the Company, resulting in a change of control of the Company.

On July 12, 2022, Paul Strickland, the Company’s Principal Financial Officer, became a director of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Stock-based Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation – Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 allows companies to account for nonemployee awards in the same manner as employee awards. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those annual periods.

Related Party Transactions

Under ASC 850 “Related Party Transactions” an entity or person is considered to be a “related party” if it has control, significant influence or is a key member of management personnel or affiliate. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties. The Company, in accordance with ASC 850 presents disclosures about related party transactions and outstanding balances with related parties.

Derivative Financial Instruments

The Company evaluates its convertible notes to determine if such instruments have derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America under U.S. GAAP and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1:	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2:	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3:	Pricing inputs that are generally unobservable inputs and not corroborated by market data.

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximates the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of December 31, 2022:

Description	Level 1	Level 2	Level 3	Total Gain
Derivative	$–	$–	$53,967	$7,615
Total	$–	$–	$53,967	$7,615

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. As of December 31, 2022, the Company has 33,253,099 potentially dilutive shares from a convertible note payable and 90,000,000 potentially dilutive shares from Series A preferred stock. As of December 31, 2021, the Company has 90,000,000 potentially dilutive shares from Series A preferred stock. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred. Accordingly, there would be no difference in the amounts presented for basic and diluted loss per share.

Income Taxes

Income taxes are provided for the tax effects of the transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to tax net operating loss carryforwards. The deferred tax assets and liabilities represent the future tax return consequences of these differences, which will either be taxable or deductible when assets and liabilities are recovered or settled, as well as operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established against deferred tax assets when in the judgment of management, it is more likely than not that such deferred tax assets will not become available. Because the judgment about the level of future taxable income is dependent to a great extent on matters that may, at least in part, be beyond the Company’s control, it is at least reasonably possible that management’s judgment about the need for a valuation allowance for deferred taxes could change in the near term.

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2022 and 2021, no liability for unrecognized tax benefits was required to be reported.

Recently Issued Accounting Pronouncements

The Company has implemented all new applicable accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As of December 31, 2022, the Company had an accumulated deficit of approximately $3,055,077 and requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might incur in the event the Company cannot continue in existence. Management intends to seek additional capital from new equity securities offerings, debt financing and debt restructuring to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, management can give no assurance that these funds will be available in adequate amounts, or if available, on terms that would be satisfactory to the Company.

The timing and amount of the Company’s capital requirements will depend on a number of factors, including maintaining its status as a public company and supporting shareholder and investor relations.

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2022 and 2021, accounts payable consist of legal fees incurred by the Company of $264,228 and $225,128, respectively.

NOTE 5 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On October 5, 2022, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures October 5, 2023, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of December 31, 2022, $28,589 has been used for expenses, plus $2,859 OID. The derivative liability has been calculated on the total funds advanced plus OID. As of December 31, 2022, the Note is disclosed net of debt discount of $23,586 and there is $741 of accrued interest on the loan.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2021	$–
Increase to derivative due to new issuances	61,582
Decrease to derivative due to repayments	–
Derivative gain due to mark to market adjustment	(7,615)
Balance at December 31, 2022	$53,967

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of December 31, 2022 is as follows:

Inputs	December 31, 2022	Initial Valuation
Stock price	$0.0019	$0.0039
Conversion price	$0.001	$0.002
Volatility (annual)	285.34%	500.68%
Risk-free rate	4.75%	4.19%
Dividend rate	–	–
Years to maturity	0.76	1

NOTE 6 – SETTLEMENT LIABILITY

On September 15, 2022, the Company was informed through its counsel in regard to a past due note payable, with an unrelated third party, from 2017 in the amount of $60,217 along with calculated past due interest of $75,699 resulting in a total amount due of $139,821. On September 24, 2022, the Company entered into a 90-day Standstill Agreement relating to the claim against the Company. The Company has acknowledged the liability and has booked $139,821 as a Settlement Liability as of December 31, 2022.

NOTE 7 – SETTLEMENT LIABILITY – RELATED PARTY

On September 17, 2020, the Company entered into a settlement agreement with Green Horseshoe, LLC., Inc. on its past due notes payable with a principal balance of $285,206 and accrued interest of $296,670 representing a total amount of the settlement of $581,876. The settlement amount is non-interest bearing.

The agreement calls for the Company’s transfer agent to issue free-trading common shares to Green Horseshoe, LLC. at a conversion rate of 50% of the average closing price of the Company’s shares for the 10 prior trading days prior to any issuance notice issued by Green Horseshoe, LLC. The Company shall issue its unrestricted common stock in one or more tranches of less than 10% of the Company’s then issued and outstanding shares until the agreed upon settlement is satisfied.

For the years ended December 31, 2022 and 2021, the Company issued 46,145,527 and 24,000,000 shares of its common stock, respectively, in payment of $158,528 and $120,000 towards the settlement with no gain or loss recorded (Note 11). As of December 31, 2022 and 2021, the balances of the settlement liability were $248,348 and $406,876, respectively.

NOTE 8 – STOCK PAYABLE

The Company’s related party settlement liability (Note 7) included the requirement to issue 5,000,000 shares of the Company’s common stock in order to cover litigation and legal expenses associated with the settlement agreement. The value of the shares at the settlement date was $0.01 resulting in a total value of $50,000. The Company issued 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870. The balance due is $36,130 as of December 31, 2022 and 2021.

NOTE 9 – COMMON STOCK

Effective January 29, 2021, the Company decreased its authorized shares of $0.001 par value common stock from 2,500,000,000 shares to 2,499,900,000 shares.

Refer to Note 11 for common stock issued to related parties.

NOTE 10 – PREFERRED STOCK

The Company is authorized to issue 200,000 shares of $0.001 par value Series A preferred stock. The Company increased the number of authorized shares of the Series A preferred stock from 100,000 to 200,000 on January 19, 2021. Each share of the Series A Preferred Stock is convertible at the option of the holder into 900 shares of common stock. The holder has voting rights of 100,000 votes for each share of preferred stock held, and shall be paid twice the amount of dividends issued by the Company to common shareholders on a pro rata basis with the number of preferred shares held.

The Company had 100,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2022 and 2021, respectively. Beartooth Asset Holdings, LLC, an entity controlled by Paul Strickland, the Company’s Secretary and a member of the board of directors, acquired the Series A Preferred Stock on June 20, 2022 from Endicott Holding Group, LLC.

On July 7, 2022, Beartooth Asset Holdings, LLC, transferred 75,000 Series A Preferred Shares to JMJ Associates, LLC (an entity controlled by John D. Murphy, Jr., the Company’s Chief Executive Officer and President and a member of the board of directors) resulting in a change of control of the Company.

NOTE 11 – RELATED PARTY TRANSACTIONS

Related parties of the company during the year ended December 31, 2022 and December 31, 2021 consist of the following:

Name of Related Party	Related Relationship
John D. Murphy Jr.	Principal Executive Officer of the Company, member of the Board of Directors, and Controller of JMJ Associates, LLC
Paul Strickland	Secretary of the Company, member of the Board of Directors, and Managing Member of Beartooth Asset Holdings, LLC.
Selkirk Global Holdings, LLC	Entity owned by Paul Strickland, the Company’s Secretary, and a member of its Board of Directors.
Green Horseshoe, LLC	Significant debt holder and shareholder
OC Sparkle Inc.	Significant shareholder

Common stock transactions

On January 13, 2021, the Company issued 12,000,000 shares of its common stock to Intermarket & Associates LLC, the designated holder of Green Horseshoe, LLC, for the repayment of the settlement liability in the amount of $60,000. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement. On February 6, 2021, the shares were transferred to OC Sparkle Inc.

On February 9, 2021, the Company issued 12,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $60,000. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement. On March 3, 2021, the shares were transferred to OC Sparkle Inc.

On January 14, 2022, the Company issued 16,855,527 shares of its common stock to Green Horseshoe, LLC designee, Bruce Bent, for the repayment of the settlement liability in the amount of $84,278. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement.

On January 18, 2022, the Company issued 10,290,000 shares of its common stock to Green Horseshoe, LLC designee, Trillium Partners, LP, for the repayment of the settlement liability in the amount of $51,450. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement. The control person of Trillium Partners, LP is Steve Hicks.

On July 22, 2022, the Company issued 19,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $22,800. The value was determined based on the conversion price of $0.0012 per share, according to the Settlement Agreement.

Preferred stock transactions

On June 20, 2022, Beartooth Asset Holdings, LLC, an entity controlled by Paul Strickland, the Company’s Secretary and a member of the board of directors, acquired the Series A Preferred Stock from Endicott Holding Group, LLC.

On July 7, 2022, Beartooth Asset Holdings, LLC, transferred 75,000 Series A Preferred Shares to JMJ Associates, LLC (an entity controlled by John D. Murphy, Jr., the Company’s Chief Executive Officer and President and a member of the board of directors) resulting in a change of control of the Company.

Manager Promissory Note

On February 1, 2022, the Company and its Board of Directors approved an 8% Manager Promissory Note for up to $300,000 from JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr., the Company’s Chief Executive Officer and President. JMJ Associates, LLC has not yet made any loans to the Company.

Loans and Cash Advances

For the years ending December 31, 2022 and 2021, John D. Murphy, Jr., directly paid for various company expenses in the amount of $33,135 and $59,543, respectively. The amount is unsecured, non-interest bearing, and due on demand. As of December 31, 2022 and 2021, the outstanding balance due to Mr. Murphy was $144,501 and $111,366, respectively.

For the years ending December 31, 2022 and 2021, Paul Strickland, directly paid for various company expenses in the amount of $2,750 and $0, respectively. The amount is unsecured, non-interest bearing, and due on demand. As of December 31, 2022 and 2021, the outstanding balance due to Mr. Strickland was $2,750 and $0, respectively.

Imputed interest is assessed as an expense to the business operations and an addition to paid in capital. The imputed interest rate is 8%. During the years ended December 31, 2022 and 2021 the imputed interest was $11,170 and $3,773, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims.

See “Note 6 – Settlement Liability”.

See “Note 7 - Settlement Liability – Related Party”.

NOTE 13 – INCOME TAXES

The reconciliation of income tax benefit (expenses) at the U.S. statutory rate at 21%

	December 31, 2022	December 31, 2021
Tax expenses at statutory rate	$60,595	$31,019
Tax effect of valuation allowance	(60,595)	(31,019)
Tax expenses, net	$—	$—

The Company has current net operating loss carryforwards in excess of $2,767,000 as of December 31, 2022, to offset future taxable income, which expire beginning 2035.

	December 31, 2022	December 31, 2021
NOL carryforwards	$641,566	$580,972
Valuation allowance	(641,566)	(580,972)
Deferred tax asset, net	$—	$—

At December 31, 2022, the Company provided a full valuation allowance for the deferred tax asset because it could not be determined whether it was more likely than not that the deferred tax asset would be realized.

In this case the larger numbers at the bottom are determined by the accumulated deficit times 21% and the top number is the current year loss times 21%. The net operating loss amount in the narrative would be the accumulated deficit at December 31, 2022.

NOTE 14 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to December 31, 2022, Selkirk Global Holdings, LLC, funded an additional $2,535 towards its convertible note.

On February 18, 2023, the Company issued 21,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $25,200. The value was determined based on the conversion price of $0.0012 per share, according to the Settlement Agreement.

On March 7,2023, the Company, Phase I Operations, Inc, and The Robert Papiri Defined Benefit Plan entered into and Assignment of Debt Agreement (the “Agreement”), whereby, the note payable for $139,821, was purchased by and assigned to Phase I Operations, Inc.

On March 15, 2023, the Company issued 23,502,934 shares of its common stock to Phase I Operations, Inc. for conversion of $28,204 of debt.

On March 23, 2023, the Company retired 8,800 shares issued in the name of the Company reducing the issued and outstanding shares as of March 31, 2023 to 260,897,508.

On April 6, 2023, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures April 5, 2024, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our principal executive officer and principal financial officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2022, and this assessment identified the following material weaknesses in our internal control over financial reporting.

●	Due to our size and limited resources, we currently do not employ the appropriate accounting personnel to ensure (a) we maintain proper segregation of duties, (b) that all transactions are entered timely and accurately, and (c) we properly account for complex or unusual transactions;
●	Due to our size and scope of operations, we currently do not have an independent audit committee in place;
●	Due to our size and limited resources, we have not properly documented a complete assessment of the effectiveness of the design and operation of our internal control over financial reporting.

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Because of the material weaknesses described in the preceding paragraphs, management concluded that, at December 31, 2022, the Company’s internal control over financial reporting was not effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or reasonably likely to materially affect, our internal control over financial reporting.

Attestation Report of Independent Public Accounting Firm

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting because as a smaller reporting company we are not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None

ITEM 9B. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position(s)

John D. Murphy, Jr.	62	President, Chief Executive Officer and a Director
Paul Strickland	47	Secretary, Director

John D. Murphy, Jr. – Mr. Murphy has served as our Chief Executive Officer and as a director of our company since May 27, 2020. Since 2013, Mr. Murphy has been the president and principal of Summit Realty Management, LLC (“Summit”), a commercial property management company headquartered in Syracuse, New York. On October 1, 2020, Mr. Murphy formed Hallmark Realty Management, LLC and took over management of many of Summit’s medical and retail properties. Summit was a property management company focused on medical office, commercial, office and retail properties. Summit focuses on best practices, technology, energy efficient systems, and cleanliness, to improve the patient and tenant experience. In the past five years, Mr. Murphy and Summit guided the disposition and acquisition of medical office properties in New York, Virginia, South Carolina, Tennessee, and Florida. In 2016, Mr. Murphy and Summit facilitated the sale of a $60 million portfolio of medical offices in Syracuse to a publicly traded REIT. Mr. Murphy has been involved with these properties for over 30 years, to include the original development, ongoing management, and leasing, and currently property manager. During this time period, Mr. Murphy and Summit guided the acquisition of medical office buildings in four Southern states which have a value in excess of $100 million, which guidance included the research, selection, negotiation, acquisition, financing, sourcing of equity and the ongoing management of these properties. He has served as CEO and director of Supurva Healthcare Group, Inc. since August 2020. Mr. Murphy received a Bachelor’s of Science degree from LeMoyne College in 1981.

Paul Strickland – Mr. Strickland has served as Secretary of the Company since August 2020 and as a director of the Company since July 2022. Mr. Strickland has two decades of international business experience within the finance, entertainment, private equity, agriculture, mining, manufacturing, and technology sectors. Since 2013, Mr. Strickland has served as a board member of public and private companies in North America and Asia. In 2017, Mr. Strickland formed Selkirk Global Holdings, a private holding company. Through Selkirk Global Holdings, Mr. Strickland serves as an officer and sits on the board of several small publicly traded companies across a wide variety of sectors, focusing on restructuring activities and corporate governance issues. From 2015-2018, Mr. Strickland was the managing member of USA Milk Processing, LLC. He served as secretary and director of Supurva Healthcare Group, Inc. from 2017 to 2020 and currently serves as secretary of that company. He has served as secretary and director of VG Life Sciences, Inc. from 2017 to present, secretary and director of Jammin Java Corp from 2017 to present, secretary and director of High Performance Beverages Co. from 2017 to present, secretary and director of Humble Energy, Inc. from 2020 to present, secretary and director of Paradigm Oil and Gas, Inc. from 2020 to present, and sole director and officer of FONU2, Inc. since March 2021. From June 2020 to May 2022, Mr. Strickland served as secretary of Bayport International Holdings, Inc. Since September 2022, Mr. Strickland has served as the sole director and officer of iTOKK, Inc. He received his Bachelor’s Degree in Foreign Language and International Affairs, with a minor in Asian Studies and Chinese Language, from the University of Puget Sound in 1998. He is fluent in Mandarin Chinese.

None of our directors or officers are related to each other. There are no arrangements or understandings with any of our principal stockholders, customers, suppliers, or any other person, pursuant to which any of our directors or executive officers were appointed.

No officer or director has, during the past five years, been involved in (a) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time, (b) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses), (c) any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities or (d) a finding by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Director Independence

Our Board of Directors may establish the authorized number of directors from time to time by resolution. Our Board of Directors is currently comprised of two members.

Audit committee members must also satisfy the independence criteria set forth in Rule 10A-3 under the Exchange Act, subject to the transition rule that is applicable to a newly public company. In order to be considered independent for purposes of Rule 10A-3, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the Board of Directors, or any other board committee accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries; or be an affiliated person of the listed company or any of its subsidiaries.

Role of the Board of Directors in Risk Oversight

The Board of Directors is responsible for assessing the risks facing our company and considers risk in every business decision and as part of our business strategy. The Board of Directors recognizes that it is neither possible nor prudent to eliminate all risk, and that strategic and appropriate risk-taking is essential for us to compete in our industry and in the global market and to achieve our growth and profitability objectives. Effective risk oversight, therefore, is an important priority of the Board of Directors.

While the Board of Directors oversees our risk management, management is responsible for day-to-day risk management processes. Our Board of Directors expects management to consider risk and risk management in each business decision, to proactively develop and monitor risk management strategies and processes for day-to-day activities and to effectively implement risk management strategies that are adopted by the Board of Directors. The Board of Directors expects to review and adjust our risk management strategies at regular intervals or as needed.

Code of Business Conduct

Our Board of Directors has adopted a code of business conduct and ethics, the “Code of Business Conduct,” to ensure that our business is conducted in a consistently legal and ethical manner. Our policies and procedures cover all major areas of professional conduct, including employee policies, conflicts of interest, protection of confidential information, and compliance with applicable laws and regulations.

Board Committees

Our board does not currently have a standing Audit Committee, Compensation Committee or Nominating/Corporate Governance Committee due the board’s limited size and the Company’s limited operations. The entire Board of Directors performs all functions that would otherwise be performed by committees. Given the present size of our Board, it is not practical for us to have committees other than those described above, or to have more than two directors on such committees. If we are able to grow our business and increase our operations, we intend to expand the size of our board and our committees and allocate responsibilities accordingly.

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer for our last two completed fiscal years for all services rendered to us.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
John D. Murphy, Jr.,	2022	$0	$0	$0	$	$0	$0	$0	$0
President and Chief Executive Officer	2021	$0	$0	$0	$	$0	$0	$0	$0
Paul Strickland	2022	$0	$0	$0	$	$0	$0	$0	$0
Secretary, Director	2021	$0	$0	$0	$	$0	$0	$0	$0

Employment Agreements

None.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2022, no equity awards were outstanding:

Director Compensation

Our directors received the following fixed compensation for their services as directors during the fiscal year ended December 31, 2022.

Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
John D. Murphy, Jr. President and Chief Executive Officer	$0	$	$0	$0	$0	$0	$
Paul Strickland	$0	$	$0	$0	$0	$0	$
Secretary	$0	$	$0	$0	$0	$0	$

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 23, 2023, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

The address of each holder listed below, except as otherwise indicated, is c/o HALLMARK VENTURE GROUP, INC., 5112 West Taft Road, Suite M, Liverpool, NY 13088.

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned**	Percent of Common Stock Beneficially Owned(1)**	Shares of Series A Preferred Stock Beneficially Owned(2)**	Percent of Series A Preferred Stock Beneficially Owned**	Number of Voting Shares Beneficially Owned**	Percent of Voting Shares Beneficially Owned(3)**
5% Beneficial Owners
Beartooth Asset Holdings, LLC(1)(5)	98,259,679	37.66%	25,000	25%	120,759,679	34.41%
Endicott Holdings Group, LLC(6)	19,353,321	7.42%			19,353,321	5.52%
JMJ Associates, LLC(1)(4)			75,000	75%	67,500,000	19.24%
OC Sparkle, Inc.(7)	24,000,000	9.20%			24,000,000	6.84%
Top Knot, Inc.(8)	12,387,000	4.75%			12,387,000	3.53%
Green Horseshoe, LLC(9)	19,000,000	7.28%			19,000,000	5.41%
Directors and Officers
John D. Murphy, Jr., President, CEO and a Director (1)(4)			75,000	75%	67,500,000	19.24%
Paul L. Strickland, Secretary and Director (1)(5)	98,259,679	37.66%	25,000	25%	120,759,679	34.41%
All directors and executive officers as a group (2 persons)	98,259,679	37.66%	100,000	100%	188,259,679	53.65%

(1)	The address for Mr. Murphy and JMJ Associates, LLC is 5112 West Taft Road, Suite M, Liverpool, New York 13088, and the address for Mr. Strickland and Beartooth Asset Holdings, LLC is 120 State Ave. NE, Olympia, WA 98501.

(2)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.

(3)	Based on 216,403,374 shares of common stock outstanding as of December 30, 2022. Shares of common stock underlying convertible securities held by any person, which securities are currently exercisable or exercisable within 60 days of September 30, 2022, are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(4)	Consists of 75,000 shares of Series A Convertible Preferred Stock. Each share is convertible into 900 shares of the common stock of the Company. These shares are held by JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr., the Chief Executive Officer and President of the Company and a member of its Board of Directors. Due to his control position with JMJ Associates, LLC, Mr. Murphy may be deemed to be the beneficial owner of the shares owned by JMJ Associates, LLC. Mr. Murphy disclaims any beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(5)	Includes 25,000 shares of Series A Convertible Preferred Stock. Each share is convertible into 900 shares of the common stock of the Company. All of these securities are held directly by Beartooth Asset Holdings, LLC. Mr. Strickland, the Secretary and a member of the Board of Directors of the Company, is the sole member and manager of Beartooth Asset Holdings, LLC, and in such capacity, may be deemed to be the beneficial owner of the shares owned by Beartooth Asset Holdings, LLC. Mr. Strickland disclaims any beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(6)	Consists of 19,353,321 shares of common stock. The address for Endicott Holdings Group, LLC is 9432 Cavendish Dr., Tampa FL 33624, and the control person for this entity is Mahmoud Jrab.

(7)	Consists of 24,000,000 shares of common stock. The address for OC Sparkle, Inc. is 27881 La Paz Road, A, Laguna Niguel, CA 92677, and the control person for this entity is Abraham Abu.

(8)	Consists of 12,387,000 shares of common stock. The address for Top Knot, Inc. is 1275 Fairhills Drive, Ossining, NY 10567, and the control person for this entity is John Kellas.
(9)	Consists of 19,000,000 shares of common stock. On September 17, 2020, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Green Horseshoe, LLC relating to the Company’s past due notes payable with a principal balance of $285,206 and accrued interest of $296,670 representing a total settlement liability $581,876. The Settlement Agreement calls for the issuance of free-trading common shares to Green Horseshoe, LLC at a conversion rate of 50% of the average closing price of the Company’s shares for the 10 trading days prior to any issuance notice issued by Green Horseshoe, LLC, subject to a 9.9% beneficial ownership cap. The remaining settlement liability is $241,413.77. As of September 30, 2022, a conversion of the full remaining settlement liability would result in the issuance of 132,644,929 shares of common stock to Green Horseshoe, LLC, without giving effect to the 9.9% beneficial ownership cap. The address for Green Horseshoe, LLC is 4230 So. MacDill Ave., Suite I, Tampa, FL 33611, and the control person for this entity is Mark Pena.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a party to certain related party transactions, as described below.

Since January 1, 2020, the Company has engaged in the related party transactions set forth below.

Loans from John D. Murphy, Jr.

During the year ending December 31, 2020, John D. Murphy, Jr., the Company’s Chief Executive Officer and President, directly paid for various Company expenses in the amount of $51,823. These payments are deemed to be a loan by Mr. Murphy to the Company, which loan is unsecured, non-interest bearing, and due on demand.

During the year ending December 31, 2021, John D. Murphy, Jr., the Company’s Chief Executive Officer and President, directly paid for various Company expenses in the amount of $59,543. These payments are deemed to be a loan by Mr. Murphy to the Company, which loan is unsecured, non-interest bearing, and due on demand.

During the year ending December 31, 2022, John D. Murphy, Jr., the Company’s Chief Executive Officer and President, directly paid for various Company expenses in the amount of $33,135. These payments are deemed to be a loan by Mr. Murphy to the Company, which loan is unsecured, non-interest bearing, and due on demand.

In addition, during that same nine-month period, the Company and its Board of Directors approved an 8% Manager Promissory Note for up to $300,000 from JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr., the Company’s Chief Executive Officer and President. JMJ Associates, LLC has not yet made any loans to the Company.

As of December 31, 2022, December 31, 2021 and 2020, the outstanding balances payable to Mr. Murphy as a result of the foregoing loans were $33,135, $111,366 and $51,823, respectively.

Loans from Paul Strickland

During the year ending December 31, 2022, Paul Strickland, the Company’s Secretary and a director, provided loans to the Company in the amount of $2,750, all of which remained outstanding as of December 31, 2022. The loans are unsecured, non-interest bearing, and due on demand.

Loans from Selkirk Global Holdings, LLC

On October 5, 2022, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, an entity controlled by the Company’s Secretary and Director, Paul Strickland (the “Note”). The Note matures October 5, 2023, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of December 31, 2022, $28,589 has been used for expenses, plus $2,859 OID. The derivative liability has been calculated on the total funds advanced plus OID. As of December 31, 2022, the Note is disclosed net of debt discount of $23,586 and there is $741 of accrued interest on the loan.

On April 6, 2023, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures April 5, 2024, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses.

Settlement Agreement with Green Horseshoe, LLC

On September 17, 2020, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Green Horseshoe, LLC relating to the Company’s past due notes payable with a principal balance of $285,206 and accrued interest of $296,670 representing a total settlement liability of $581,876. At the time the Settlement Agreement was entered into, Green Horseshoe, LLC did not own any shares of the Company. Other than as a result of the Settlement Agreement, there is no relationship between Green Horseshoe, LLC and the Company or any related party of the Company.

The Settlement Agreement provides for the issuance of free-trading common shares to Green Horseshoe, LLC at a conversion rate of 50% of the average closing price of the Company’s shares for the 10 trading days prior to any issuance notice issued by Green Horseshoe, LLC, subject to a 9.9% beneficial ownership cap. To date, the Company has made the following issuances of common stock under the Settlement Agreement:

●	On November 5, 2020, the Company issued 1,387,000 shares of its common stock to Green Horseshoe, LLC for litigation and legal expenses associated with the Settlement Agreement in the amount of $13,870. The value was determined using the closing market price on the date of the grant. On December 22, 2020, the shares were transferred to Top Knot, Inc.

●	On December 4, 2020, the Company issued 11,000,000 shares of its common stock for repayment of the settlement liability to Green Horseshoe, LLC in the amount of $55,000. The shares were issued to Top Knot, Inc., which is the designated holder of Green Horseshoe, LLC. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement.

●	On January 13, 2021, the Company issued 12,000,000 shares of its common stock to Intermarket & Associates LLC, the designated holder of Green Horseshoe, LLC, for the repayment of the settlement liability in the amount of $60,000. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement. On February 6, 2021, the shares were transferred to OC Sparkle Inc.

●	On February 9, 2021, the Company issued 12,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $60,000. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement. On March 3, 2021, the shares were transferred to OC Sparkle Inc.

●	On January 14, 2022, the Company issued 16,855,527 shares of its common stock to Green Horseshoe, LLC designee, Bruce Bent, for the repayment of the settlement liability in the amount of $84,278. The value was determined based on the conversion price of at $0.005 per share, according to the Settlement Agreement. Bruce Bent is not an affiliate.

●	On January 18, 2022, the Company issued 10,290,000 shares of its common stock to Green Horseshoe, LLC designee, Trillium Partners, LP, for the repayment of the settlement liability in the amount of $51,450. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement. The control person of Trillium Partners, LP is Steve Hicks.

●	On July 22, 2022, the Company issued 19,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $22,800. The value was determined based on the conversion price of $0.0012 per share, according to the settlement agreement.

Statement of Policy

All future transactions between us and our officers, directors or five percent stockholders, and respective affiliates will be on terms no less favorable than could be obtained from unaffiliated third parties and will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or independent legal counsel.

To the best of our knowledge, during the past three fiscal years, other than as set forth above, there were no material transactions, or series of similar transactions, or any currently proposed transactions, or series of similar transactions, to which we were or are to be a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest (other than compensation to our officers and directors in the ordinary course of business).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Below is the aggregate amount of fees billed for professional services rendered by our principal accountants with respect to our last two fiscal years.

	2022		2021
Audit fees		$9,000		$15,000
Audit related fees		$6,000	$
Tax fees	$		$
All other fees		$-	$
Total		$15,000		$15,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years were approved by our board of directors.

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended December 31, 2022.

All Other Fees

Consist of fees for products and services other than the services reported above.

Policy for Approval of Audit and Permitted Non-Audit Services

The Board of Directors will pre-approve audit services and non-audit services to be provided by our independent auditors before the accountant is engaged to render these services. The Board of Directors may consult with management in the decision-making process, but may not delegate this authority to management.

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK VENTURE GROUP, INC.

Date: April 13, 2023	BY:	/s/ JOHN D. MURPHY, JR.
Chief Executive Officer

	BY:	/s/ PAUL STRICKLAND
Chief Financial Officer

