Form 10-Q
period 2023-03-31
HALLMARK VENTURE GROUP, INC.
filed 2023-05-15
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-56477

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

Common Stock, $0.001 par value

Title of Class

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 2, 2023, there were 315,112,271 shares of the issuer’s common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HALLMARK VENTURE GROUP, INC.

HALLMARK VENTURE GROUP, INC.

BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	—	—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$268,278	$264,228
Due to related parties	147,251	147,251
Convertible note payable – related party, net of debt discount of $30,835 and $23,586	16,381	7,862
Accrued interest - related party	1,711	741
Accrued interest	803	—
Derivative liability	3,949	53,967
Stock payable	64,541	36,130
Settlement liability	83,206	139,821
Settlement liability - related party	223,148	248,348
Total Current Liabilities	809,268	898,348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 260,897,508 and 216,403,374 issued and outstanding, respectively	260,897	216,403
Additional paid-in capital	1,952,081	1,940,226
Accumulated deficit	(3,022,346)	(3,055,077)
Total Stockholders’ Deficit	(809,268)	(898,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022

REVENUES	$—	$—

EXPENSES:
General and administrative	18,385	30,750
Total operating expenses	18,385	30,750
LOSS FROM OPERATIONS	(18,385)	(30,750)

OTHER INCOME (EXPENSE):
Interest expense	(1,773)	—
Imputed interest expense	(2,945)	(2,228)
Amortization of debt discount	(8,519)	—
Change in fair value of derivative	69,378	—
Loss on issuance of convertible note	(5,025)	—

Total other income (expense)	51,116	(2,228)

Net income (loss) before income taxes	32,731	(32,978)
Provision for income tax	—	—
Net Income (Loss)	$32,731	$(32,978)

Income (loss) per share - basic	$0.00	$(0.00)
Income (loss) per share - diluted	$0.00	$(0.00)

Weighted average shares outstanding - basic	230,147,558	189,179,070
Weighted average shares outstanding - diluted	378,672,678	189,179,070

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	100,000	$100	216,403,374	$216,403	$1,940,226	$(3,055,077)	$(898,348)
Common stock issued for payment on settlement liability	—	—	23,502,934	23,503	4,701	—	28,204
Common stock issued for payment on settlement liability - related party	—	—	21,000,000	21,000	4,200	—	25,200
Shares cancelled	—	—	(8,800)	(9)	9	—	—
Imputed interest on amounts due to related party	—	—	—	—	2,945	—	2,945
Net income	—	—	—	—	—	32,731	32,731
Balance, March 31, 2023	100,000	$100	260,897,508	$260,897	$1,952,081	$(3,022,346)	$(809,268)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	100,000	$100	170,257,847	$170,258	$1,816,673	$(2,766,531)	$(779,500)
Common stock issued for payment on settlement liability - related party	—	—	27,145,527	27,145	108,583	—	135,728
Imputed interest on amounts due to related party	—	—	—	—	2,228	—	2,228
Net loss	—	—	—	—	—	(32,978)	(32,978)
Balance, March 31, 2022	100,000	$100	197,403,374	$197,403	$1,927,484	$(2,799,509)	$(674,522)

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income (loss)	$32,731	$(32,978)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Imputed interest on amounts due to related party	2,945	2,228
Amortization of debt discount	8,519	—
Change in fair value of derivative	(69,378)	—
Loss on issuance of convertible debt	5,025	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	4,049	30,750
Accrued interest – related party	970	—
Accrued interest	803	—
Net cash used in operating activities	(14,336)	—

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from convertible note payable - related party	14,336	—
Net cash provided by financing activities	14,336	—

Net Change in Cash	—	—
Cash beginning of period	—	—
Cash end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued for payment on settlement liability - related party	$25,200	$135,728
Common stock issued for payment of debt	$28,204	$—

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Unaudited Financial Statements

March 31, 2023

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

On July 7, 2022, Beartooth Asset Holdings, LLC (an entity controlled by Paul Strickland, the Company’s secretary and a member of its board of directors) transferred 75,000 Series A Preferred Shares to JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr., President CEO of the Company and a Member of the Board of Directors, resulting in a change of control of the Company.

On July 12, 2022, Paul Strickland, the Company’s Principal Financial Officer, became a director of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2023. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The carrying amount of the Company’s financial assets and liabilities, such as cash, prepaid expenses and accrued expenses approximate their fair value because of the short maturity of those instruments. The Company’s notes payable approximate the fair value of such instruments as the notes bear interest rates that are consistent with current market rates.

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

March 31, 2023:

Description	Level 1	Level 2	Level 3	Total Gain
Derivative	$–	$–	$3,949	$69,378
Total	$–	$–	$3,949	$69,378

December 31, 2022:

Description	Level 1	Level 2	Level 3	Total Gain
Derivative	$–	$–	$53,967	$7,615
Total	$–	$–	$53,967	$7,615

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. As of March 31, 2023, the Company has 58,525,120 potentially dilutive shares from a convertible note payable and 90,000,000 potentially dilutive shares from Series A preferred stock. As of December 31, 2022, the Company has 33,253,099 potentially dilutive shares from a convertible note payable and 90,000,000 potentially dilutive shares from Series A preferred stock. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred.

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

As of March 31, 2023, the Company had an accumulated deficit of approximately $3,022,346 and requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2023 and December 31, 2022, accounts payable and accrued liabilities consist of the following:

Description	March 31, 2023	December 31, 2023
Legal fees	$264,228	$264,228
Accounting fees	4,050
Total	$268,278	$264,228

NOTE 5 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On October 5, 2022, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures October 5, 2023, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of March 31, 2023, $42,924 has been used for expenses, plus $4,292 OID. The derivative liability has been calculated on the total funds advanced plus OID. As of March 31, 2023, the Note is disclosed as $16,381, net of debt discount of $$30,835. As of December 31, 2022, the Note is disclosed as $7,862, net of debt discount of $$23,586. As of March 31, 2023, there is $1,711 accrued interest on the loan.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2021	$–
Increase to derivative due to new issuances	61,582
Decrease to derivative due to repayments	—
Derivative gain due to mark to market adjustment	(7,615)
Balance at December 31, 2022	53,967
Increase to derivative due to new issuances	19,360
Increase to derivative due to repayments	—
Derivative gain due to mark to market adjustment	69,378
Balance at March 31, 2023	$3,949

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy as of March 31, 2023 is as follows:

Inputs	March 31, 2023	Initial Valuation
Stock price	$0.0001	$0.0022 - 0.0039
Conversion price	$0.0084	$0.0012 - 0.002
Volatility (annual)	418.07%	186.77% - 500.68%
Risk-free rate	4.94%	4.19% - 4.96%
Dividend rate	–	–
Years to maturity	0.52	1

NOTE 6 – SETTLEMENT LIABILITY

On September 15, 2022, the Company was informed through its council in regard to a past due note payable, with an unrelated third party, from 2017 in the amount of $60,217 along with calculated past due interest of $75,699 resulting in a total amount due of $135,916. On September 24, 2022, the Company entered into a 90-day Standstill Agreement relating to the claim against the Company. The Company has acknowledged the liability and has booked $139,821 (includes additional interest of $3,905) as a Settlement Liability as of December 31, 2022.

On March 7, 2023, the Company, Phase I Operations, Inc, and The Robert Papiri Defined Benefit Plan entered into an Assignment of Debt Agreement (the “Agreement”), whereby, the note payable for $139,821, was purchased by and assigned to Phase I Operations, Inc.

On March 15, 2023, the Company issued 23,502,934 shares of its common stock to Phase I Operations, Inc. for conversion of $28,204 of debt.

On March 24, 2023, the Company issued 25,828,853 shares of its common stock to Phase I Operations, Inc. for conversion of $28,412 of debt; however, the shares were not issued by the transfer agent as of March 31, 2023, and are disclosed in stock payable on the balance sheet.

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

For the three months ended March 31, 2023 and the year ended December 31, 2022, the Company issued 21,000,000 and 46,145,527 shares of its common stock, respectively, in payment of $25,200 and $158,528 towards the settlement with no gain or loss recorded. As of March 31, 2023 and December 31, 2022, the balance of the settlement liability is $223,148 and $248,348, respectively.

NOTE 8 – STOCK PAYABLE

The Company’s related party settlement liability (Note 7) included the requirement to issue 5,000,000 shares of the Company’s common stock in order to cover litigation and legal expenses associated with the settlement agreement. The value of the shares at the settlement date was $0.01 resulting in a total value of $50,000. The Company issued 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870. The balance due is $36,130 as of March 31, 2023 and December 31, 2022. In addition, the total balance as of March 31, 2023, includes a stock payable of $28,412 due to Phase I Operations, Inc. (Note 6).

NOTE 9 – COMMON STOCK

Effective January 29, 2021, the Company decreased its authorized shares of $0.001 par value common stock from 2,500,000,000 shares to 2,499,900,000 shares.

On March 15, 2023, the Company issued 23,502,934 shares of its common stock to Phase I Operations, Inc. for conversion of $28,204 of debt (Note 6).

On March 23, 2023, the Company retired 8,800 shares issued in the name of the Company.

On March 24, 2023, the Company issued 25,828,853 shares of its common stock to Phase I Operations, Inc. for conversion of $28,412 of debt; however, the shares were not issued by the transfer agent as of March 31, 2023, and are disclosed in stock payable on the balance sheet (Note 6).

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

NOTE 11 – OTHER RELATED PARTY TRANSACTIONS

Name of Related Party	Related Relationship
John D. Murphy Jr.	Principal Executive Officer of the Company, member of the Board of Directors, and Managing Member of JMJ Associates, LLC
Paul Strickland	Secretary of the Company, member of the Board of Directors, and Managing Member of Beartooth Asset Holdings, LLC.
Selkirk Global Holdings, LLC	Entity owned by Paul Strickland, the Company’s Secretary, and a member of its Board of Directors.
Green Horseshoe, LLC	Significant debt holder and shareholder
OC Sparkle Inc.	Significant shareholder

Common stock transactions

On February 18, 2023, the Company issued 21,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $25,200 (Note 7).

Manager Promissory Note

On February 1, 2022, the Company and its Board of Directors approved an 8% Manager Promissory Note for up to $300,000 from JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr., the Company’s Chief Executive Officer and President and member of the Board of Directors. JMJ Associates, LLC has not yet made any loans to the Company.

Loans and Cash Advances

John D. Murphy, Jr., has at times directly paid for various company expenses. The amount is unsecured, non-interest bearing, and due on demand. As of March 31, 2023 and December 31, 2022, the outstanding balance due to Mr. Murphy was $144,501 and $144,501, respectively.

Paul Strickland has at times directly paid for various company expenses. The amount is unsecured, non-interest bearing, and due on demand. As of March 31, 2023 and December 31, 2022, the outstanding balance due to Mr. Strickland was $2,750 and $2,750, respectively.

Imputed interest is assessed as an expense to the business operations and an addition to paid in capital. The imputed interest rate is 8%. During the three months ended March 31, 2023 and 2022 the imputed interest was $2,945 and $2,228, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims.

See “Note 6 – Settlement Liability”.

See “Note 7 - Settlement Liability – Related Party”.

NOTE 13 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

Subsequent to March 31 2023, Selkirk Global Holdings, LLC, funded an additional $4,060 towards its convertible note dated October 5, 2022.

On April 6, 2023, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures April 5, 2024, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses, with initial funding of $2,800.

On April 20, 2023, the Company issued 28,385,910 shares of its common stock to Phase I Operations, Inc. for conversion of $17,032 of debt.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Forward-looking Statements

Unless the context indicates otherwise, as used in this Quarterly Report, the terms “HLLK,” “we,” “us,” “our,” “our company” and “our business” refer, to HALLMARK VENTURE GROUP, INC., including its subsidiaries named herein. Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements.” These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse effect on our operations and future prospects include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

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

Results of Operations

The three months ended March 31, 2023 compared to the three months ended March 31, 2022

Revenues: The Company had no revenue during the three months ended March 31, 2023 or 2022.

General and Administrative expenses: The Company incurred $18,385 of general and administrative expenses during the three months ended March 31, 2023, compared to $30,750 during the same period in 2022. The decrease in general and administrative expenses was primarily due to a decrease in audit and legal fees.

Other Income (Expense). The Company incurred total other income of $51,116 for the three months ended March 31, 2023, compared to total other expense of $2,228 during the three months ended March 31, 2022. In the current period we had expense for the amortization of debt discount of $8,519 and a loss on issuance of convertible debt of $5,025, which was offset with a gain of $69,678 for the change in fair value of derivative. We also incurred total interest expense of $4,718. In the prior period we only had interest expense of $2,228.

Net Loss. The Company incurred net income of $32,731 during the three months ended March 31, 2023, compared to a net loss of $32,978 during the same period in 2022. The increase from the net loss in the prior period to net income in the current period is due to our lower loss from operations and the gain recognized for the change in fair value of derivative.

Cash Flows

Net cash used in operating activities was $14,336 and $0 during the three months ended March 31, 2023 and 2022, respectively.

Net cash provided by financing activities was $14,336 and $0 during the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of March 31, 2023, we had no assets and current liabilities totaling $809,296. Current liabilities consisted of accounts payable and accrued liabilities totaling $268,278, related party payable of $147,251, related party interest payable of $1,711 and a related party convertible note payable of $16,381 net of debt discount of $30,835.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the three months ended March 31, 2023, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2022, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to a lack of segregation of duties.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Changes in Internal Control over Financial Reporting.

Our management has evaluated whether any change in our internal control over financial reporting occurred during the last fiscal quarter. Based on that evaluation, management concluded that there has been no change in our internal control over financial reporting during the relevant period that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a) Documents furnished as exhibits hereto:

Exhibit No.	Description
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in exhibit 101).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK VENTURE GROUP, INC.

Date: May 15, 2023	By:	/s/ JOHN D. MURPHY, JR.
Chief Executive Officer

	By:	/s/ PAUL STRICKLAND
Chief Financial Officer

