Form 10-Q
period 2023-09-30
HALLMARK VENTURE GROUP, INC.
filed 2023-11-01
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of September 30, 2023, there were 460,033,615 shares of the issuer’s common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HALLMARK VENTURE GROUP, INC.

HALLMARK VENTURE GROUP, INC.
BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$269,920	$264,228
Due to related parties	147,251	147,251
Convertible note payable – related party, net of debt discount of $18,964 and $23,586	46,919	7,862
Accrued interest - related party	4,573	741
Accrued interest	3,797	—
Derivative liability	262,785	53,967
Stock payable	36,130	36,130
Settlement liability	9,601	139,821
Settlement liability - related party	223,148	248,348
Total Current Liabilities	1,004,124	898,348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 460,033,615 and 216,403,374 issued and outstanding, respectively	460,033	216,403
Additional paid-in capital	1,860,851	1,940,226
Accumulated deficit	(3,325,108)	(3,055,077)
Total Stockholders’ Deficit	(1,004,124)	(898,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022

REVENUES	$—	$—	$—	$—

EXPENSES:
General and administrative	6,500	5,104	36,996	40,254
Total operating expenses	6,500	5,104	36,996	40,254
LOSS FROM OPERATIONS	(6,500)	(5,104)	(36,996)	(40,254)

OTHER INCOME (EXPENSE):
Interest expense	(2,746)	—	(7,629)	(135,916)
Imputed interest expense	(2,946)	(2,980)	(8,835)	(8,113)
Amortization of debt discount	(14,352)	—	(35,347)	—
Change in fair value of derivative	(147,246)	—	(159,797)	—
Loss on issuance of convertible note	(10,058)	—	(21,427)	—

Total other expense	(177,348)	(2,980)	(233,035)	(144,029)

Net loss before income taxes	(183,848)	(8,084)	(270,031)	(184,283)
Provision for income tax	—	—	—	—
Net Loss	$(183,848)	$(8,084)	$(270,031)	$(184,283)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	364,865,224	211,859,896	295,236,204	199,563,860

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	100,000	$100	216,403,374	$216,403	$1,940,226	$(3,055,077)	$(898,348)
Common stock issued for payment on settlement liability	—	—	23,502,934	23,503	4,701	—	28,204
Common stock issued for payment on settlement liability - related party	—	—	21,000,000	21,000	4,200	—	25,200
Shares cancelled	—	—	(8,800)	(9)	9	—	—
Imputed interest on amounts due to related party	—	—	—	—	2,945	—	2,945
Net income	—	—	—	—	—	32,731	32,731
Balance, March 31, 2023	100,000	100	260,897,508	260,897	1,952,081	(3,022,346)	(809,268)
Common stock issued for payment on settlement liability	—	—	59,582,025	59,582	(26,952)	—	32,630
Imputed interest on amounts due to related party	—	—	—	—	2,944	—	2,944
Net loss	—	—	—	—	—	(118,914)	(118,914)
Balance, June 30, 2023	100,000	100	320,479,533	320,479	1,928,073	(3,141,260)	(892,608)
Common stock issued for payment on settlement liability	—	—	139,554,082	139,554	(70,168)	—	69,386
Imputed interest on amounts due to related party	—	—	—	—	2,946	—	2,946
Net loss	—	—	—	—	—	(183,848)	(183,848)
Balance, September 30, 2023	100,000	$100	460,033,615	$460,033	$1,860,851	$(3,325,108)	$(1,004,124)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	100,000	$100	170,257,847	$170,258	$1,816,673	$(2,766,531)	$(779,500)
Common stock issued for payment on settlement liability - related party	—	—	27,145,527	27,145	108,583	—	135,728
Imputed interest on amounts due to related party	—	—	—	—	2,228	—	2,228
Net loss	—	—	—	—	—	(32,978)	(32,978)
Balance, March 31, 2022	100,000	$100	197,403,374	197,403	1,927,484	(2,799,509)	(674,522)

Imputed interest on amounts due to related party	—	—	—	—	2,905	—	2,905
Net loss	—	—	—	—	—	(143,221)	(143,221)

Balance, June 30, 2022	100,000	100	197,403,374	197,403	1,930,389	(2,942,730)	(814,838)
Common stock issued for payment on settlement liability - related party	—	—	19,000,000	19,000	3,800	—	22,800
Imputed interest on amounts due to related party	—	—	—	—	2,980	—	2,980
Net loss	—	—	—	—	—	(8,084)	(8,084)
Balance, September 30, 2022	100,000	$100	216,403,374	$216,403	$1,937,169	$(2,950,814)	$(797,142)

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(270,031)	$(184,283)
Adjustments to reconcile net loss to net cash used by operating activities:
Imputed interest on amounts due to related party	8,835	8,133
Amortization of debt discount	35,347	—
Change in fair value of derivative	159,797	—
Loss on issuance of convertible debt	21,427	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	5,692	40,234
Accrued interest – related party	4,573	—
Accrued interest	3,055	—
Net cash used in operating activities	(31,305)	(135,916)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from convertible note payable - related party	31,305	135,916
Net cash provided by financing activities	31,305	135,916

Net Change in Cash	—	—
Cash beginning of period	—	—
Cash end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued for payment on settlement liability - related party	$25,200	$135,728
Common stock issued for payment of debt	$114,240	$—

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Unaudited Financial Statements

September 30, 2023

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

September 30, 2023:

Description	Level 1	Level 2	Level 3	Total Loss
Derivative	$–	$–	$262,785	$(159,797)
Total	$–	$–	$262,785	$(159,797)

December 31, 2022:

Description	Level 1	Level 2	Level 3	Total Gain
Derivative	$–	$–	$53,967	$7,615
Total	$–	$–	$53,967	$7,615

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. As of September 30, 2023, the Company has approximately 148,956,000 potentially dilutive shares from convertible notes payable and 90,000,000 potentially dilutive shares from Series A preferred stock. As of December 31, 2022, the Company has 33,253,099 potentially dilutive shares from a convertible note payable and 90,000,000 potentially dilutive shares from Series A preferred stock. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred.

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

As of September 30, 2023, the Company had an accumulated deficit of approximately $3,325,108 and requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of September 30, 2023 and December 31, 2022, accounts payable and accrued liabilities consist of the following:

Description	September 30, 2023	December 31, 2022
Legal fees	$269,920	$264,228
Total	$269,920	$264,228

NOTE 5 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On October 5, 2022, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures October 5, 2023, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of September 30, 2023, $46,984 has been used for expenses, plus $4,698 OID. The derivative liability has been calculated on the total funds advanced plus OID.

On April 6, 2023, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures April 5, 2024, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of September 30, 2023, $12,910 has been used for expenses, plus $1,291 OID. The derivative liability has been calculated on the total funds advanced plus OID.

As of September 30, 2023, the above Notes are disclosed as $46,919, net of debt discount of $18,964.

As of December 31, 2022, the Note is disclosed as $7,862, net of debt discount of $23,586.

As of September 30, 2023, there is $4,573 of accrued interest on the loan.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2021	$–
Increase to derivative due to new issuances	61,582
Decrease to derivative due to repayments	—
Derivative gain due to mark to market adjustment	(7,615)
Balance at December 31, 2022	53,967
Increase to derivative due to new issuances	49,021
Increase to derivative due to repayments	—
Derivative gain due to mark to market adjustment	159,797
Balance at September 30, 2023	$262,785

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy is as follows:

Inputs	September 30, 2023	Initial Valuation
Stock price	$0.002	$0.0022 - 0.0039
Conversion price	$0.00047	$0.0012 - 0.002
Volatility (annual)	267.78% - 592.71%	186.77% - 500.68%
Risk-free rate	5.53% - 5.55	4.19% - 4.96%
Dividend rate	–	–
Years to maturity	0.25 - 0.52	1

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

On September 15, 2023, the Company issued 25,828,853 shares of its common stock to Phase I Operations, Inc. for conversion of $28,412 of debt.

On September 18, 2023, the Company issued 19,000,000 shares of its common stock to DACE Marketing Consulting, LLC for conversion of $5,700 of debt.

On September 18, 2023, the Company issued 19,000,000 shares of its common stock to John Milardovic for conversion of $5,700 of debt.

On September 18, 2023, the Company issued 41,440,699 shares of its common stock to Phase I Operations, Inc. for conversion of $12,432 of debt.

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

For the nine months ended September 30, 2023, and the year ended December 31, 2022, the Company issued 21,000,000 and 46,145,527 shares of its common stock, respectively, in payment of $25,200 and $158,528 towards the settlement with no gain or loss recorded. As of September 30, 2023 and December 31, 2022, the balance of the settlement liability is $223,148 and $248,348, respectively.

NOTE 8 – STOCK PAYABLE

The Company’s related party settlement liability (Note 7) included the requirement to issue 5,000,000 shares of the Company’s common stock in order to cover litigation and legal expenses associated with the settlement agreement. The value of the shares at the settlement date was $0.01 resulting in a total value of $50,000. The Company issued 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870. The balance due is $36,130 as of September 30, 2023 and December 31, 2022.

NOTE 9 – COMMON STOCK

Effective January 29, 2021, the Company decreased its authorized shares of $0.001 par value common stock from 2,500,000,000 shares to 2,499,900,000 shares.

On February 18, 2023, the Company issued 21,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $25,200. Refer to Note 11 for related parties’ transactions.

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

On September 15, 2023, the Company issued 25,828,853 shares of its common stock to Phase I Operations, Inc. for conversion of $28,412 of debt.

On September 18, 2023, the Company issued 19,000,000 shares of its common stock to DACE Marketing Consulting, LLC for conversion of $5,700 of debt.

On September 18, 2023, the Company issued 19,000,000 shares of its common stock to John Milardovic for conversion of $5,700 of debt.

On September 18, 2023, the Company issued 41,440,699 shares of its common stock to Phase I Operations, Inc. for conversion of $12,432 of debt.

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

The Company has 100,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2023 and December 31, 2022, respectively. Beartooth Asset Holdings, LLC, an entity controlled by Paul Strickland, the Company’s Secretary and a member of the board of directors, acquired the Series A Preferred Stock on June 20, 2022 from Endicott Holding Group, LLC.

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

Loans and Cash Advances

John D. Murphy, Jr., has at times directly paid for various company expenses. The amount is unsecured, non-interest bearing, and due on demand. As of September 30, 2023 and December 31, 2022, the outstanding balance due to Mr. Murphy was $144,501 and $144,501, respectively.

Paul Strickland has at times paid for various company expenses. The amount is unsecured, non-interest bearing, and due on demand. As of September 30, 2023 and December 31, 2022, the outstanding balance due to Mr. Strickland was $2,750 and $2,750, respectively.

Imputed interest is assessed as an expense to the business operations and an addition to paid in capital. The imputed interest rate is 8%. During the nine months ended September 30, 2023 and 2022 the imputed interest was $8,835 and $8,133, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims.

See “Note 6 – Settlement Liability”.

See “Note 7 - Settlement Liability – Related Party”.

NOTE 13 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The three months ended September 30, 2023 compared to the three months ended September 30, 2022

Revenues: The Company had no revenue during the three months ended September 30, 2023 or 2022.

General and Administrative expenses: The Company incurred $6,500 of general and administrative expenses during the three months ended September 30, 2023, compared to $5,104 during the same period in 2022. The increase in general and administrative expenses was primarily due to an increase in audit and legal fees.

Other Income (Expense). The Company incurred total other expense of $177,348 for the three months ended September 30, 2023, compared to total other expense of $2,980 during the three months ended September 30, 2022. In the current period we had expense for the amortization of debt discount of $14,352, a loss on issuance of convertible debt of $10,058 and a loss of $147,246 for the change in fair value of derivative. We also incurred total interest expense of $5,692. In the prior period we only had interest expense of $2,980.

Net Loss. The Company incurred a net loss of $183,848 for the three months ended September 30, 2023, compared to a net loss of $8,084 during the same period in 2022. The increase in net loss is primarily due to our other expenses related to our convertible debt.

The nine months ended September 30, 2023 compared to the nine months ended September 30, 2022

Revenues: The Company had no revenue during the nine months ended September 30, 2023 or 2022.

General and Administrative expenses: The Company incurred $36,996 of general and administrative expenses during the nine months ended September 30, 2023, compared to $40,254 during the same period in 2022. The decrease in general and administrative expenses was primarily due to a decrease in audit and legal fees over the nine month period.

Other Income (Expense). The Company incurred total other expense of $233,035 for the nine months ended September 30, 2023, compared to total other expense of $144,049 during the nine months ended September 30, 2022. In the current period we had expense for the amortization of debt discount of $34,347, a loss on issuance of convertible debt of $21,427 and a loss of $159,797 for the change in fair value of derivative. We also incurred total interest expense of $16,464. In the prior period we had interest expense of $144,049.

Net Loss. The Company incurred a net loss of $270,031 for the nine months ended September 30, 2023, compared to $184,303 during the same period in 2022. The increase in net loss is primarily due to our other expenses related to our convertible debt.

Cash Flows

Net cash used in operating activities was $31,305 and $135,916 during the nine months ended September 30, 2023 and 2022, respectively.

Net cash provided by financing activities was $31,305and $135,916 during the nine months ended September 30, 2023 and 2022, respectively.

Liquidity and Capital Resources

As of September 30, 2023, we had no assets and current liabilities totaling $994,857. Current liabilities consisted of accounts payable and accrued liabilities totaling $269,920, related party payable of $223,148, related party interest payable of $4,257 and a related party convertible note payable of $46,919 net of debt discount of $18,964.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the nine months ended September 30, 2023, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2022, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to a lack of segregation of duties.

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

HALLMARK VENTURE GROUP, INC.

Date: November 1, 2023	By:	/s/ JOHN D. MURPHY, JR.
Chief Executive Officer

	By:	/s/ PAUL STRICKLAND
Chief Financial Officer

