Form 10-Q/A
period 2023-09-30
HALLMARK VENTURE GROUP, INC.
filed 2024-03-26
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 as originally filed with the Securities and Exchange Commission on November 14, 2022 (the “Original Form 10-Q”): (i) the Company is a shell company as defined in Rule 12b-2 of the Exchange Act. No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

On the cover page of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, we learned that we had incorrectly reported the Company’s status as a shell company by marketing the wrong box. The correct answer is Yes, the Company is a shell company as defined by Rule 12b-2 of the Exchange Act. We have made necessary conforming changes on the cover page resulting in the correction of this error.

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

HALLMARK VENTURE GROUP, INC.

Date: March 26, 2024	By:	/s/ JOHN D. MURPHY, JR.
Chief Executive Officer

	By:	/s/ PAUL STRICKLAND
Chief Financial Officer

