Form 10-K
period 2023-12-31
HALLMARK VENTURE GROUP, INC.
filed 2024-03-28
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $126,389.41 based on 74,346,709 non affiliate shares outstanding at $0.0017 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter. (June 30, 2023)

As of March 25, 2024, there were 662,185,523 shares of the issuer’s common stock outstanding.

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

ITEM 1C. CYBERSECURITY

Not applicable.

ITEM 2. PROPERTIES

We do not own any real property. Our Chief Executive Officer, John D. Murphy, Jr., provides complimentary office space for our company.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “HLLK” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock exists. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2023 and 2022, as reported by NASDAQ and the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2023, Quarter Ended:	High	Low
March 31, 2023	$0.0032	$0.0001
June 30, 2023	$0.0025	$0.0001
September 30, 2023	$0.0024	$0.0005
December 31, 2023	$0.002	$0.0006

Fiscal Year 2022, Quarter Ended:	High	Low
March 31, 2022	$0.0007	$0.0006
June 30, 2022	$0.0007	$0.0006
September 30, 2022	$0.0004	$0.0004
December 31, 2022	$0.0002	$0.0001

At December 31, 2023 there were approximately 1,882 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2023 and 2022 should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

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

Going Concern

We have only limited capital. Additional financing is necessary for us to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the years ended December 31, 2023 and 2022 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Results of Operations

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

During the years ended December 31, 2023 and 2022, we had no operations other than incurring expenditures related to running the Company, and we generated no revenues.

For the years ended December 31, 2023 and 2022, we had general and administrative expenses of $47,626 and $103,574, respectively, a decrease of $55,948 or 54%. Our operating expenses mainly consisted of professional fees. The decrease in operating expenses was mainly due to a net decrease of professional fees during the current year. Our legal expense decreased approximately $45,000, which was offset by increases to both our accounting and audit expense.

For the year ended December 31, 2023, we had a total other expense of $147,458, which included $22,036 of interest expense, amortization of debt discount of $59,659, a loss on the issuance of convertible debt of $337,263 and a gain in the change of fair value of a derivative of $280,335.

For the year ended December 31, 2022, we had a total other expense of $184,972, which included $11,911 of interest expense and settlement expense of $139,821. We also had amortization of debt discount of $7,862, a loss on the issuance of convertible debt of $32,993 and a gain in the change of fair value of a derivative of $7,615.

We had a net loss of $195,084 for the year ended December 31, 2023, compared to a net loss of $288,546 for the year ended December 31, 2022. Our net loss decreased due to the reasons discussed above.

Our major expenses consist of fees to consultants, lawyers and accountants incurred in connection with our obligation to file periodic reports with the SEC, which entails payment of professional fees to accountants and lawyers. Otherwise, we do not expect the level of our operating expenses to change in the future until we implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At December 31, 2023 and 2022, we had no cash on hand and there were outstanding liabilities of $850,078 and $898,348, respectively, the majority of which were amounts owed to a related party. The working capital deficits were $850,078 and $898,348, respectively.

For the year ended December 31, 2023, the Company used $41,935 of cash for operations as compared to $64,474 for the year ended December 31, 2022. Such decrease was primarily due to lower net loss in the year ended December 31, 2023. The net cash provided by the financing activities for the year ended December 31, 2023 was $41,935 as compared to $64,474 for the year ended December 31, 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HALLMARK VENTURE GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HALLMARK VENTURE GROUP, INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hallmark Venture Group, Inc (the ‘Company’) as of December 31, 2023, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $3,250,161, net loss of $195,084 and a negative working capital of $850,078. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 2 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

SETTLEMENT LIABILITY

As disclosed in note 6 and 7 to the financial statement. On September 15, 2022, the Company was informed through its council in regard to a past due note payable, with an unrelated third party, from 2017 in the amount of $60,217 along with calculated past due interest of $75,699 resulting in a total amount due of $135,916. On September 24, 2022, the Company entered into a 90-day Standstill Agreement relating to the claim against the Company. The Company has acknowledged the liability and has booked $139,821 (includes additional interest of $3,905) as a Settlement Liability as of December 31, 2022.

During the year ended December 31, 2023, the company issued 222,639,041 of common stock in exchange for the conversion of $130,219 note payable with different unrelated parties also 173,146,328 common shares in exchange for the conversion of $101,550 note payable with the related parties.

We identified the Audit of the issued shares as a critical audit matter because of the significant estimates and management assumptions used in arriving at the amount of shares issued and the conversion value. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor’s judgement and an increased extent of effort.

The primary procedures we performed include:

1.	We reviewed and challenged the reasonableness of key management assumptions used in calculating the market value of the shares issued.
2.	We reviewed the note payables agreements with all the parties.
3.	We assessed the suitability of the method used by the Management in arriving at the market value of the issued shares.
4.	We review the accuracy and correctness of the schedule and calculation of the note payables and accrued interest.
5.	We reviewed the minutes of the board of directors to confirm the authorization of the shares issued for conversion of the liability.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

March 26, 2024

HALLMARK VENTURE GROUP, INC.

BALANCE SHEETS

	December 31, 2023	December 31, 2022
ASSETS

CURRENT ASSETS:
Cash	$—	$—

TOTAL ASSETS	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$281,716	$264,228
Due to related parties	—	147,251
Convertible notes payable – related party, net of debt discount of $149,889 and $23,586	71,230	7,862
Accrued interest - related party	7,555	741
Accrued interest	3,426	—
Derivative liability	293,621	53,967
Stock payable	36,130	36,130
Settlement liability	9,601	139,821
Settlement liability - related party	146,799	248,348
Total Current Liabilities	850,078	898,348

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 612,179,943 and 216,403,374 issued and outstanding, respectively	612,179	216,403
Additional paid-in capital	1,787,804	1,940,226
Accumulated deficit	(3,250,161)	(3,055,077)
Total Stockholders’ Deficit	(850,078)	(898,348)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP INC.

STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2023	2022

Revenue	$—	$—

Expenses:
General and administrative	47,626	103,574
Total operating expenses	47,626	103,574
Loss from operations	(47,626)	(103,574)

Other income (expense):
Interest expense	(22,036)	(741)
Imputed interest expense	(8,835)	(11,170)
Amortization of debt discount	(59,659)	(7,862)
Change in fair value of derivative	280,335	7,615
Loss on issuance of convertible note	(337,263)	(32,993)
Settlement expense	—	(139,821)

Total other expense	(147,458)	(184,972)

Net loss before income taxes	(195,084)	(288,546)
Provision for income tax	—	—
Net Loss	$(195,084)	$(288,546)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	351,004,670	205,225,205

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP, INC.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2021	100,000	$100	170,257,847	$170,258	$1,816,673	$(2,766,531)	$(779,500)
Common stock issued for payment on settlement liability - related party	—	—	46,145,527	46,145	112,383	—	158,528
Imputed interest on amounts due to related party	—	—	—	—	11,170	—	11,170
Net loss	—	—	—	—	—	(288,546)	(288,546)
Balance, December 31, 2022	100,000	100	216,403,374	216,403	1,940,226	(3,055,077)	(898,348)
Common stock issued for payment on settlement liability	—	—	222,639,041	222,639	(92,420)	—	130,219
Common stock issued for payment on settlement liability - related party	—	—	173,146,328	173,146	(71,596)	—	101,550
Shares canceled	—	—	(8,800)	(9)	9	—	—
Forgiveness of debt – related party	—	—	—	—	2,750	—	2,750
Imputed interest on amounts due to related party	—	—	—	—	8,835	—	8,835
Net loss	—	—	—	—	—	(195,084)	(195,084)
Balance, December 31, 2023	100,000	$100	612,179,943	$612,179	$1,787,804	$(3,250,161)	$(850,078)

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP, INC.

STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2023	2022
Cash Flows from Operating Activities:
Net loss	$(195,084)	$(288,546)
Adjustments to reconcile net loss to net cash used by operating activities:
Imputed interest on amounts due to related party	8,835	11,170
Amortization of debt discount	59,659	7,862
Change in fair value of derivative	(280,335)	(7,615)
Loss on issuance of convertible debt	337,263	32,993
Settlement expense		139,821
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	17,488	39,100
Accrued interest – related party	7,555	—
Accrued interest	2,685	741
Net cash used in operating activities	(41,935)	(64,474)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from convertible note payable - related party	41,935	28,589
Proceeds from related parties	—	35,885
Net cash provided by financing activities	41,935	64,474

Net Change in Cash	—	—
Cash beginning of year	—	—
Cash end of year	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued for payment on settlement liability - related party	$101,550	$158,528
Common stock issued for payment of debt	$130,219	$—

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Unaudited Financial Statements

December 31, 2023

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

On July 12, 2022, Paul Strickland, the Company’s Principal Financial Officer, became a director of the Company.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

December 31, 2023:

Description	Level 1	Level 2	Level 3	Total Gain
Derivative	$–	$–	$293,621	$280,335
Total	$–	$–	$293,621	$280,335

December 31, 2022:

Description	Level 1	Level 2	Level 3	Total Gain
Derivative	$–	$–	$53,967	$7,615
Total	$–	$–	$53,967	$7,615

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. As of December 31, 2023, the Company has approximately 399,387,000 potentially dilutive shares from convertible notes payable and 90,000,000 potentially dilutive shares from Series A preferred stock. As of December 31, 2022, the Company has 33,253,099 potentially dilutive shares from a convertible note payable and 90,000,000 potentially dilutive shares from Series A preferred stock. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2023 and 2022, no liability for unrecognized tax benefits was required to be reported.

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

As of December 31, 2023, the Company has no source of revenue and has an accumulated deficit of $3,250,161 and requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of December 31, 2023 and 2022, accounts payable and accrued liabilities consist of the following:

Description	December 31, 2023	December 31, 2022
Legal fees	$281,716	$264,228
Total	$281,716	$264,228

NOTE 5 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On October 5, 2022, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures October 5, 2023, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of December 31, 2023, $46,984 has been used for expenses, plus $4,698 OID. The derivative liability has been calculated on the total funds advanced plus OID.

On April 6, 2023, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures April 5, 2024, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of December 31, 2023, $23,540 has been used for expenses, plus $1,397 OID. The derivative liability has been calculated on the total funds advanced plus OID.

As of December 31, 2022, the October 5, 2022 Note is disclosed as $7,862, net of debt discount of $23,586.

As of December 31, 2023, the above Notes are disclosed as $59,188, net of debt discount of $17,430.

As of December 31, 2023, the total due on the above notes for principal and interest is $76,618 and $7,555, respectively.

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note is unsecured, non-interest bearing, and matures on December 4, 2024. The note is convertible into shares of common stock at a 50% discount to the lowest trading price for the twenty-five days prior to conversion. As of December 31, 2023, the note is disclosed as $12,042, net of discount of $132,459.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2021	$–
Increase to derivative due to new issuances	61,582
Decrease to derivative due to repayments	—
Derivative gain due to mark to market adjustment	(7,615)
Balance at December 31, 2022	53,967
Increase to derivative due to new issuances	519,989
Increase to derivative due to repayments	—
Derivative gain due to mark to market adjustment	(280,335)
Balance at December 31, 2023	$293,621

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy is as follows:

Inputs	December 31, 2023	Initial Valuation
Stock price	$0.0009	$0.0022 - 0.0039
Conversion price	$0.00055 – 0.00062	$0.0012 - 0.002
Volatility (annual)	291.88% - 323.79%	186.77% - 500.68%
Risk-free rate	4.79% - 5.4%	4.19% - 4.96%
Dividend rate	–	–
Years to maturity	0.25 - 0.93	1

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

On September 9, 2023, the Company issued 25,828,853 shares of its common stock to Phase I Operations, Inc. for conversion of $28,412 of debt.

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

As of December 31, 2023, there is $9,602 and $3,426, of principal and interest, respectively, due on the above note.

NOTE 7 – SETTLEMENT LIABILITY – RELATED PARTY

On September 17, 2020, the Company entered into a settlement agreement with Green Horseshoe, LLC on its past due notes payable with a principal balance of $285,206 and accrued interest of $296,670 representing a total amount of the settlement of $581,876. The settlement amount is non-interest bearing.

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

For the years ended December 31, 2023 and 2022, the Company issued 173,146,328 and 46,145,527 shares of its common stock, respectively, in payment of $101,549 and $158,528 towards the settlement with no gain or loss recorded. As of December 31, 2023 and December 31, 2022, the balance of the settlement liability is $146,799 and $248,348, respectively.

NOTE 8 – STOCK PAYABLE

The Company’s related party settlement liability (Note 7) included the requirement to issue 5,000,000 shares of the Company’s common stock in order to cover litigation and legal expenses associated with the settlement agreement. The value of the shares at the settlement date was $0.01 resulting in a total value of $50,000. The Company issued 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870. The balance due is $36,130 as of December 31, 2023 and 2022.

NOTE 9 – COMMON STOCK

Effective January 29, 2021, the Company decreased its authorized shares of $0.001 par value common stock from 2,500,000,000 shares to 2,499,900,000 shares.

During the year ended December 31, 2023, the Company issued 173,146,328 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $101,549. Refer to Note 11 for related party transactions.

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

On September 9, 2023, the Company issued 25,828,853 shares of its common stock to Phase I Operations, Inc. for conversion of $28,412 of debt.

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

Refer to Note 7 for shares of common stock issued to related parties.

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

Common stock transactions

Refer to Note 7 for shares of common stock issued to related parties.

Manager Promissory Note

On February 1, 2022, the Company and its Board of Directors approved an 8% Manager Promissory Note for up to $300,000 from JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr., the Company’s Chief Executive Officer and President and member of the Board of Directors. JMJ Associates, LLC has not yet made any loans to the Company.

Loans and Cash Advances

John D. Murphy, Jr., has at times directly paid for various company expenses. The amount was unsecured, non-interest bearing, and due on demand. On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for the amount due of $144,501 (Note 5).

Paul Strickland has at times paid for various company expenses. The amount is unsecured, non-interest bearing, and due on demand. On December 31, 2023, Mr. Strickland forgave the $2,750 due to him. The amount was credited to paid in capital. As of December 31, 2023 and 2022, the outstanding balance due to Mr. Strickland was $0 and $2,750, respectively.

Imputed interest is assessed as an expense to the business operations and an addition to paid in capital. The imputed interest rate is 8%. During the years ended December 31, 2023 and 2022 the imputed interest was $8,835 and $11,170, respectively.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims.

See “Note 6 – Settlement Liability”.

See “Note 7 - Settlement Liability – Related Party”.

NOTE 13 – INCOME TAXES

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Net deferred tax assets consist of the following components as of December 31:

	December 31, 2023	December 31, 2022
Tax expenses at statutory rate	$38,490	$60,595
Tax effect of valuation allowance	(38,490)	(60,595)
Tax expenses, net	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income from continuing operations for the period ended December 31, due to the following:

	December 31, 2023	December 31, 2022
NOL carryforwards	$680,057	$641,566
Valuation allowance	(680,057)	(641,566)
Deferred tax asset, net	$—	$—

At December 31, 2023, the Company had operating loss carry forwards of approximately $3,447,000. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

NOTE 14 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements other than the following.

On January 5, 2024, the Company issued 10,005,580 shares of its common stock to Phase I Operations, Inc. for conversion of $5,003 of debt. The remaining balance of that settlement liability is now $0.

On January 11, 2024, the Company entered into a Change of Control Agreement (the “CoC Agreement”) by and between John D. Murphy, Jr., the Company’s Director and CEO and JMJ Associates, LLC , an entity controlled by John D. Murphy, Jr., and Paul Strickland, the Company’s Director and Secretary, and Selkirk Global Holdings, LLC, and Beartooth Asset Holdings, LLC, both entities controlled by Paul Strickland, and Steven Arenal and Aurum International Ltd., an entity controlled by Steven Arenal.

On February 27, 2024, John D. Murphy, Jr., acting as the control person of JMJ Associates, LLC, and Paul Strickland, acting as control person for Selkirk Global Holdings, LLC and Beartooth Asset Management, LLC, delivered a Notice of Default and Termination letter to Steven Arenal and Aurum International Ltd.

On March 1, 2024, the Company issued a $100,000, 6% Demand Promissory note (the “Note”) to Alpha Strategies Trading Software, Inc., a non-affiliate of the Company. The Note matures on August 28, 2024, 180 days from the date of the Note. The Note has been issued to Holder in exchange for having made direct payments of Company expenses.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2023, and this assessment identified the following material weaknesses in our internal control over financial reporting.

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Because of the material weaknesses described in the preceding paragraphs, management concluded that, at December 31, 2023, the Company’s internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position(s)

John D. Murphy, Jr.	63	President, Chief Executive Officer and a Director
Paul Strickland	48	Secretary, Director

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

Paul Strickland – Mr. Strickland has served as Secretary of the Company since August 2020 and as a director of the Company since July 2022. Mr. Strickland has two decades of international business experience within the finance, entertainment, private equity, agriculture, mining, manufacturing, and technology sectors. Since 2013, Mr. Strickland has served as a board member of public and private companies in North America and Asia. In 2017, Mr. Strickland formed Selkirk Global Holdings, a private holding company. Through Selkirk Global Holdings, Mr. Strickland serves as an officer and sits on the board of several small publicly traded companies across a wide variety of sectors, focusing on restructuring activities and corporate governance issues. From 2015-2018, Mr. Strickland was the managing member of USA Milk Processing, LLC. He served as secretary and director of Supurva Healthcare Group, Inc. from 2017 to 2020 and currently serves as secretary of that company. He has served as secretary and director of VG Life Sciences, Inc. from 2017 to present, secretary and director of Jammin Java Corp from 2017 to present, secretary and director of High Performance Beverages Co. from 2017 to present, secretary and director of Humble Energy, Inc. from 2020 to present, secretary and director of Paradigm Oil and Gas, Inc. from 2020 to 2023, and sole director and officer of FONU2, Inc. since March 2021. From June 2020 to May 2022, Mr. Strickland served as secretary of Bayport International Holdings, Inc. Since September 2022, Mr. Strickland has served as the sole director and officer of iTOKK, Inc. He received his Bachelor’s Degree in Foreign Language and International Affairs, with a minor in Asian Studies and Chinese Language, from the University of Puget Sound in 1998. He is fluent in Mandarin Chinese.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
John D. Murphy, Jr.,	2023	$0	$0	$0	$	$0	$0	$0	$0
President and Chief Executive Officer	2022	$0	$0	$0	$	$0	$0	$0	$0
Paul Strickland	2023	$0	$0	$0	$	$0	$0	$0	$0
Secretary, Director	2022	$0	$0	$0	$	$0	$0	$0	$0

Employment Agreements

None.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2023, no equity awards were outstanding.

Director Compensation

Our directors received the following fixed compensation for their services as directors during the fiscal years ended December 31, 2023 and 2022.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 8, 2024, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

The address of each holder listed below, except as otherwise indicated, is c/o HALLMARK VENTURE GROUP, INC., 5112 West Taft Road, Suite M, Liverpool, NY 13088

Name of Beneficial Owner 5% Beneficial Owners	Shares of Common Stock Beneficially Owned**	Percent of Common Stock Beneficially Owned(1)**	Shares of Series A Preferred Stock Beneficially Owned(2)**	Percent of Series A Preferred Stock Beneficially Owned**	Number of Voting Shares Beneficially Owned**	Percent of Voting Shares Beneficially Owned(3)**
Beartooth Asset Holdings, LLC(1)(5)	98,259,679	16.05%	25,000	25%	120,759,679	34.41%
JMJ Associates, LLC(1)(4)			75,000	75%	67,500,000	19.24%
Green Horseshoe, LLC(9)	55,146,328	9.01%			19,000,000	15.72%
Stem Capital Consultants, LLC(13)	55,000,000	8.98%			55,000,000	15.67%
OC Sparkle, Inc.(7)	24,000,000	3.92%			24,000,000	6.84%
Endicott Holdings Group, LLC(6)	19,353,321	3.16%			19,353,321	5.52%
John Milardovic(10)	19,000,000	3.10%			19,000,000	5.41%
Dace Marketing, LLC(11)	19,000,000	3.10%			19,000,000	5.41%
James Bursey(12)	15,200,000	2.48%			15,000,000	4.33%
Top Knot, Inc.(8)	12,387,000	2.02%			12,387,000	3.53%

Directors and Officers
John D. Murphy, Jr., President, CEO and a Director (1)(4)			75,000	75%	67,500,000	19.24%
Paul L. Strickland, Secretary and Director (1)(5)	98,259,679	16.05%	25,000	25%	120,759,679	34.41%
All directors and executive officers as a group (2 persons)	98,259,679	16.05%	100,000	100%	188,259,679	53.65%

(1)	The address for Mr. Murphy and JMJ Associates, LLC is 5112 West Taft Road, Suite M, Liverpool, New York 13088, and the address for Mr. Strickland and Beartooth Asset Holdings, LLC is 120 State Ave. NE, Olympia, WA 98501.

(2)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.

(3)	Based on 216,403,374 shares of common stock outstanding as of December 30, 2022. Shares of common stock underlying convertible securities held by any person, which securities are currently exercisable or exercisable within 60 days of September 30, 2022, are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(4)	Consists of 75,000 shares of Series A Convertible Preferred Stock. Each share is convertible into 900 shares of the common stock of the Company. These shares are held by JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr., the Chief Executive Officer and President of the Company and a member of its Board of Directors. Due to his control position with JMJ Associates, LLC, Mr. Murphy may be deemed to be the beneficial owner of the shares owned by JMJ Associates, LLC. Mr. Murphy disclaims any beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(5)	Includes 25,000 shares of Series A Convertible Preferred Stock. Each share is convertible into 900 shares of the common stock of the Company. All of these securities are held directly by Beartooth Asset Holdings, LLC. Mr. Strickland, the Secretary and a member of the Board of Directors of the Company, is the sole member and manager of Beartooth Asset Holdings, LLC, and in such capacity, may be deemed to be the beneficial owner of the shares owned by Beartooth Asset Holdings, LLC. Mr. Strickland disclaims any beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

(6)	Consists of 19,353,321 shares of common stock. The address for Endicott Holdings Group, LLC is 9432 Cavendish Dr., Tampa FL 33624, and the control person for this entity is Mahmoud Jrab.

(7)	Consists of 24,000,000 shares of common stock. The address for OC Sparkle, Inc. is 27881 La Paz Road, A, Laguna Niguel, CA 92677, and the control person for this entity is Abraham Abu.

(8)	Consists of 12,387,000 shares of common stock. The address for Top Knot, Inc. is 1275 Fairhills Drive, Ossining, NY 10567, and the control person for this entity is John Kellas.
(9)	Consists of 55,146,328 shares of common stock. On September 17, 2020, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Green Horseshoe, LLC relating to the Company’s past due notes payable with a principal balance of $285,206 and accrued interest of $296,670 representing a total settlement liability $581,876. The Settlement Agreement calls for the issuance of free-trading common shares to Green Horseshoe, LLC at a conversion rate of 50% of the average closing price of the Company’s shares for the 10 trading days prior to any issuance notice issued by Green Horseshoe, LLC, subject to a 9.9% beneficial ownership cap. The remaining settlement liability is $146,799. As of December 31, 2023, a conversion of the full remaining settlement liability would result in the issuance of approximately 146,799,000 shares of common stock to Green Horseshoe, LLC, without giving effect to the 9.9% beneficial ownership cap. The address for Green Horseshoe, LLC is 4230 So. MacDill Ave., Suite I, Tampa, FL 33611, and the control person for this entity is Mark Pena.

(10)	Consists of 19,000,000 shares of common stock. The address for John Milardovic is 2365 Pine Glen Rd, Oakville, Ontario, CANADA

(11)	Consists of 19,000,000 shares of common stock. The address for DACE Marketing, LLC is 20225 Tailwind Lane, Cornelius, NC 28031 and the control person for this entity is Ian Reed.

(12)	Consists of 15,200,000 shares of common stock. The address for James Bursey is 7 Venetian Way, Unit 201,PO Box 2708, Providenciales, Turks & Caicos Islands

(13)	Consists of 55,000,000 shares of common stock. The address for Stem Capital Consultants, LLC is 54 State Street, Suite 804-4120, Albany, NY 12207 and the control person for this entity is Joseph Sansobrino and Greg Regan.

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

In addition, during the year ending December 31, 2022, the Company and its Board of Directors approved an 8% Manager Promissory Note for up to $300,000 from JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr., the Company’s Chief Executive Officer and President. JMJ Associates, LLC has not yet made any loans to the Company.

During the year ending December 31, 2023, John D. Murphy, Jr., the Company’s Chief Executive Officer and President, directly paid for various Company expenses in the amount of $0. These payments are deemed to be a loan by Mr. Murphy to the Company, which loan is unsecured, non-interest bearing, and due on demand.

In addition, during the year ending December 31, 2023, the Company and its Board of Directors approved a $144,501, 0% convertible exchange note to John D. Murphy, Jr. (“Holder”), CEO and Director of the Company (the “Note”). The Note matures December 4, 2024 and is convertible into the Company’s common stock at a price equal to 50% of the average closing price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Note is fully funded and has been issued to Holder in exchange for having made direct payments of Company expenses.

As of December 31, 2023 and 2022, the outstanding balances payable to Mr. Murphy as a result of the foregoing loans were $144,501 and $144,501, respectively.

Loans from Paul Strickland

During the year ending December 31, 2022, Paul Strickland, the Company’s Secretary and a director, provided loans to the Company in the amount of $2,750. The loans are unsecured, non-interest bearing, and due on demand.

On December 31, 2023, Mr. Strickland forgave the $2,750 due to him. The amount was credited to paid in capital. As of December 31, 2023 and 2022, the outstanding balance due to Mr. Strickland was $0 and $2,750, respectively.

In addition, during the year ending December 31, 2023, the Company and its Board of Directors approved a $7,119, 0% convertible exchange note to Paul Strickland (“Holder”), Secretary and Director of the Company (the “Note”). The Note matures December 11, 2024 and is convertible into the Company’s common stock at a price equal to 50% of the average closing price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Note is fully funded and has been issued to Holder in exchange for having made direct payments of Company expenses.

Loans from Selkirk Global Holdings, LLC

On October 5, 2022, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures October 5, 2023, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of December 31, 2023, $46,984 has been used for expenses, plus $4,698 OID. The derivative liability has been calculated on the total funds advanced plus OID.

On April 6, 2023, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures April 5, 2024, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of December 31, 2023, $23,540 has been used for expenses, plus $1,397 OID. The derivative liability has been calculated on the total funds advanced plus OID.

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

The Settlement Agreement provides for the issuance of free-trading common shares to Green Horseshoe, LLC at a conversion rate of 50% of the average closing price of the Company’s shares for the 10 trading days prior to any issuance notice issued by Green Horseshoe, LLC, subject to a 9.9% beneficial ownership cap. To date, the Company has made the following issuances of common stock under the Settlement Agreement:

●	On November 5, 2020, the Company issued 1,387,000 shares of its common stock to Green Horseshoe, LLC for litigation and legal expenses associated with the Settlement Agreement in the amount of $13,870. The value was determined using the closing market price on the date of the grant. On December 22, 2020, the shares were transferred to Top Knot, Inc.

●	On December 4, 2020, the Company issued 11,000,000 shares of its common stock for repayment of the settlement liability to Green Horseshoe, LLC in the amount of $55,000. The shares were issued to Top Knot, Inc., which is the designated holder of Green Horseshoe, LLC. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement.

●	On January 13, 2021, the Company issued 12,000,000 shares of its common stock to Intermarket & Associates LLC, the designated holder of Green Horseshoe, LLC, for the repayment of the settlement liability in the amount of $60,000. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement. On February 6, 2021, the shares were transferred to OC Sparkle Inc.

●	On February 9, 2021, the Company issued 12,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $60,000. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement. On March 3, 2021, the shares were transferred to OC Sparkle Inc.

●	On January 14, 2022, the Company issued 16,855,527 shares of its common stock to Green Horseshoe, LLC designee, Bruce Bent, for the repayment of the settlement liability in the amount of $84,278. The value was determined based on the conversion price of at $0.005 per share, according to the Settlement Agreement. Bruce Bent is not an affiliate.

●	On January 18, 2022, the Company issued 10,290,000 shares of its common stock to Green Horseshoe, LLC designee, Trillium Partners, LP, for the repayment of the settlement liability in the amount of $51,450. The value was determined based on the conversion price of $0.005 per share, according to the Settlement Agreement. The control person of Trillium Partners, LP is Steve Hicks.

●	On July 22, 2022, the Company issued 19,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $22,800. The value was determined based on the conversion price of $0.0012 per share, according to the settlement agreement.

●	On February 28, 2023, the Company issued 21,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $25,200.00. The value was determined based on the conversion price of $0.0012 per share, according to the settlement agreement.

●	On November 21, 2023, the Company issued 48,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $19,680.00. The value was determined based on the conversion price of 0.00041 per share, according to the settlement agreement.

●	On December 05, 2023, the Company issued 49,000,000 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $23,030.00. The value was determined based on the conversion price of $0.00047 per share, according to the settlement agreement.

●	On December 14, 2023, the Company issued 55,146,328 shares of its common stock to Green Horseshoe, LLC for the repayment of the settlement liability in the amount of $33,639.26. The value was determined based on the conversion price of $0.00061 per share, according to the settlement agreement.

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

	2023	2022
Audit fees	$16,500	$9,000
Audit related fees	$-	$6,000
Tax fees	$-	$-
All other fees	$-	$-
Total	$16,500	$15,000

All of the professional services rendered by principal accountants for the audit of our annual financial statements that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the last two fiscal years were approved by our board of directors.

Audit Fees

Consist of fees billed for professional services rendered for the audit of our financial statements and review of interim financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees”.

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended December 31, 2023.

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

HALLMARK VENTURE GROUP, INC.

Date: March 28, 2024	BY:	/s/ John D. Murphy, Jr.
Chief Executive Officer

Date: March 28, 2024	BY:	/s/ Paul Strickland
Chief Financial Officer

