Form 10-Q
period 2024-03-31
HALLMARK VENTURE GROUP, INC.
filed 2024-05-14
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, there were 622,185,522 shares of the issuer’s common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HALLMARK VENTURE GROUP, INC.

HALLMARK VENTURE GROUP, INC.
BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities	$284,766	$281,716
Due to related parties	—	—
Convertible note payable – related party, net of debt discount of $23,940 and $149,889	127,872	71,230
Accrued interest - related party	10,761	7,555
Accrued interest	4,034	3,426
Note payable	88,136	—
Derivative liability	123,974	293,621
Stock payable	36,130	36,130
Settlement liability	4,598	9,601
Settlement liability - related party	146,799	146,799
Total Current Liabilities	827,070	850,078

Commitments and Contingencies

Stockholders’ Deficit:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 622,185,523 and 612,179,943 issued and outstanding, respectively	622,185	612,179
Additional paid-in capital	1,782,801	1,787,804
Accumulated deficit	(3,232,156)	(3,250,161)
Total Stockholders’ Deficit	(827,070)	(850,078)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2024	2023

Revenue	$—	$—

Expenses:
General and administrative	18,766	18,385
Total operating expenses	18,766	18,385
Loss from operations	(18,766)	(18,385)

Other income (expense):
Interest expense	(6,864)	(1,773)
Imputed interest expense	—	(2,945)
Amortization of debt discount	(126,012)	(8,519)
Change in fair value of derivative	169,647	69,378
Loss on issuance of convertible note	—	(5,025)

Total other income	36,771	51,116

Net income before income taxes	18,005	32,731
Provision for income tax	—	—
Net Income	$18,005	$32,731

Income per share – basic	$0.00	$0.00
Income per share – diluted	$0.00	$0.00

Weighted average shares outstanding – basic	621,532,985	230,147,558
Weighted average shares outstanding - diluted	1,290,260,370	378,672,678

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2024, AND 2023

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	100,000	$100	216,403,374	$216,403	$1,940,226	$(3,055,077)	$(898,348)
Common stock issued for payment on settlement liability	—	—	23,502,934	23,503	4,701	—	28,204
Common stock issued for payment on settlement liability - related party	—	—	21,000,000	21,000	4,200	—	25,200
Shares cancelled	—	—	(8,800)	(9)	9	—	—
Imputed interest on amounts due to related party	—	—	—	—	2,945	—	2,945
Net income	—	—	—	—	—	32,731	32,731
Balance, March 31, 2023	100,000	$100	260,897,508	$260,897	$1,952,081	$(3,022,346)	$(809,268)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	100,000	$100	612,179,943	$612,179	$1,787,804	$(3,250,161)	$(850,078)
Common stock issued for payment on settlement liability	—	—	10,005,580	10,005	(5,003)	—	5,003
Net income	—	—	—	—	—	18,005	18,005
Balance, March 31, 2024	100,000	$100	622,185,523	$622,185	$1,782,801	$(3,232,156)	$(827,070)

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$18,005	$32,731
Adjustments to reconcile net income to net cash used by operating activities:
Imputed interest on amounts due to related party	—	2,945
Amortization of debt discount	126,012	8,519
Change in fair value of derivative	(169,647)	(69,378)
Loss on issuance of convertible debt	—	5,025
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,050	4,049
Accrued interest – related party	3,206	970
Accrued interest	608	803
Net cash used in operating activities	(18,766)	(14,336)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from convertible note payable - related party	18,766	14,336
Net cash provided by financing activities	18,766	14,336

Net Change in Cash	—	—
Cash beginning of period	—	—
Cash end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued for payment on settlement liability - related party	$—	$25,200
Common stock issued for payment of debt	$5,003	$28,204

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Unaudited Financial Statements

March 31, 2024

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

On July 12, 2022, Paul Strickland, the Company’s Principal Financial Officer, became a director of the Company.

On January 11, 2024, the Company entered into a Change of Control Agreement (the “CoC Agreement”) by and between John D. Murphy, Jr., the Company’s Director and CEO and JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr. (“Murphy”), and Paul Strickland, the Company’s Director and Secretary, and Selkirk Global Holdings, LLC, and Beartooth Asset Holdings, LLC, both entities controlled by Paul Stirckland (“Strickland”), and Steven Arenal and Aurum International Ltd., an entity controlled by Steven Arenal (“Aurum”) and, pursuant to which Murphy, Strickland, and their respective control entities will assign the Series A preferred shares controlled by each to Aurum. Strickland will transfer 98,259,679 in restricted common shares to Aurum. In exchange, Murphy and Strickland will each retain 5% equity in the Company, post-restructuring, and those shares will have an 18 month anti dilution provision as described in the Anti Dilution Agreement executed between the Parties. Murphy and Strickland will also cancel debts owed to each by the Company. Strickland will cancel $83,342.25 in debts. Murphy will cancel $74,501.00 in debts. Murphy will receive $70,000 from Aurum in exchange for partial debt cancellation to be delivered into Escrow on February 27, 2024. Aurum will receive a $77,000 10% convertible promissory note in exchange for partially paying the Company’s debt owed to Murphy. The Consideration outlined herein is subject to the provisions of the Escrow Agreement between the Parties. The Company officially moved its place of business to 626 Wilshire Blvd., Suite 410, Los Angeles, California 90017.

On January 11, 2024, John D. Murphy, Jr. resigned as Director and Officer of the Company and all other positions he may hold with the Company.

On January 11, 2024, Paul Strickland resigned as Director and Officer of the Company and all other positions he may hold with the Company.

On January 11, 2024, Steven Arenal was elected as Director of the Company and appointed Chief Executive Officer, President, and Secretary of the Company.

On February 27, 2024, Steve Arenal and Aurum International Ltd. were given notice of default and failure to perform on the agreements they had signed and Strickland and Murphy also gave notice of cancellation of all the foregoing agreements.

On February 28, 2024, a special meeting of shareholders was held removing Arenal and reinstating Murphy and Strickland and reversing & canceling all of the foregoing Aurum International Ltd / Arenal agreements.

On February 28, 2024, the Company filed an 8-K disclosing the cancellation, termination, and failure to perform on the aforementioned Arenal / Aurum agreements.

On March 4, 2024: The Company and its Board of Directors approved a 1:500 reverse split of the Company’s common stock.

On March 4, 2024: The shareholders required to vote approved the Board’s 1:500 reverse split of the Company’s common stock.

On March 7, 2024: The Company filed the Amended and Restated Articles of Incorporation with Florida Secretary of State reflecting the 1:500 reverse split of the Company’s common stock.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The accompanying unaudited financial statements reflect all adjustments, consisting of only normal recurring items, which, in the opinion of management, are necessary for a fair statement of the results of operations for the periods shown and are not necessarily indicative of the results to be expected for the full year ending December 31, 2024. These unaudited financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

March 31, 2024:

Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$123,974
Total	$–	$–	$123,974

December 31, 2023:

Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$293,621
Total	$–	$–	$293,621

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. As of March 31, 2024, the Company has approximately 1,290,290,000 potentially dilutive shares from convertible notes payable and 90,000,000 potentially dilutive shares from Series A preferred stock. As of March 31, 2023, the Company has approximately 148,956,000 potentially dilutive shares from a convertible notes payable and 90,000,000 potentially dilutive shares from Series A preferred stock. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred.

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

As of March 31, 2024, the Company had an accumulated deficit of approximately $3,232,000 and requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2024 and December 31, 2023, accounts payable and accrued liabilities consist of the following:

Description	March 31, 2024	December 31, 2023
Legal fees	$284,766	$281,716
Total	$284,766	$281,716

NOTE 5 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On October 5, 2022, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures October 5, 2023, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of March 31, 2024, $46,984 has been used for expenses, plus $4,698 OID. The derivative liability has been calculated on the total funds advanced plus OID.

On April 6, 2023, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures April 5, 2024, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of March 31, 2024, $24,170 has been used for expenses, plus $1,460 OID. The derivative liability has been calculated on the total funds advanced plus OID.

As of March 31, 2024, the above Notes are disclosed as $77,158, net of debt discount of $154.

As of December 31, 2023, the above Notes are disclosed as $59,188, net of debt discount of $17,430.

As of March 31, 2024, the total due on the above notes for principal and interest is $77,312 and $10,761, respectively.

As of December 31, 2023, the total due on the above notes for principal and interest is $76,618 and $7,555, respectively.

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note is unsecured, non-interest bearing, and matures on December 4, 2024. The note is convertible into shares of common stock at a 50% discount to the lowest trading price for the twenty-five days prior to conversion. On March 8, 2024, the Company repaid $70,000 of the loan. As of March 31, 2024, the note is disclosed as $50,715, net of discount of $23,786. As of December 31, 2023, the note is disclosed as $12,042, net of discount of $132,459.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2022	$53,967
Increase to derivative due to new issuances	519,989
Derivative gain due to mark to market adjustment	(280,335)
Balance at December 31, 2023	293,621
Decrease to derivative due to repayments	(66,769)
Derivative gain due to mark to market adjustment	(102,878)
Balance at March 31, 2024	$123,974

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy is as follows:

Inputs	March 31, 2024	Initial Valuation
Stock price	$0.003	$0.0022 - 0.0039
Conversion price	$0.0003	$0.0012 - 0.002
Volatility (annual)	314.27% - 357.74%	186.77% - 500.68%
Risk-free rate	5.4%	4.19% - 4.96%
Dividend rate	–	–
Years to maturity	0.25 - 0.68	1

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

As of March 31, 2024, there is $4,598 and $3,534, of principal and interest, respectively, due on the above note.

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

On March 28, 2024, Green Horseshoe, LLC assigned the Settlement Agreement, Court Order, and balance of debt owed to it by the Company to Alpha Strategies Trading Software, Inc.

As of March 31, 2024 and December 31, 2023, the balance of the settlement liability is $146,799 and $146,799, respectively.

NOTE 8 – NOTE PAYABLE

On March 1, 2024, the Company issued a $100,000, 6% Demand Promissory note (the “Note”) to Alpha Strategies Trading Software, Inc., a non-affiliate of the Company. The Note matures on August 28, 2024, 180 days from the date of the Note. The Note has been issued to Holder in exchange for having made direct payments of Company expenses.

NOTE 9 – STOCK PAYABLE

The Company’s related party settlement liability (Note 7) included the requirement to issue 5,000,000 shares of the Company’s common stock in order to cover litigation and legal expenses associated with the settlement agreement. The value of the shares at the settlement date was $0.01 resulting in a total value of $50,000. The Company issued 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870. The balance due is $36,130 as of March 31, 2024 and December 31, 2023.

NOTE 10 – COMMON STOCK

On January 5, 2024, the Company issued 10,005,580 shares of its common stock to Phase I Operations, Inc. for conversion of $5,003 of debt.

NOTE 11 – PREFERRED STOCK

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

The Company has 100,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2024 and December 31, 2023, respectively. Beartooth Asset Holdings, LLC, an entity controlled by Paul Strickland, the Company’s Secretary and a member of the board of directors, acquired the Series A Preferred Stock on June 20, 2022 from Endicott Holding Group, LLC.

On July 7, 2022, Beartooth Asset Holdings, LLC, transferred 75,000 Series A Preferred Shares to JMJ Associates, LLC (an entity controlled by John D. Murphy, Jr., the Company’s Chief Executive Officer and President and a member of the board of directors) resulting in a change of control of the Company.

NOTE 12 – OTHER RELATED PARTY TRANSACTIONS

Name of Related Party	Related Relationship
John D. Murphy Jr.	Principal Executive Officer of the Company, member of the Board of Directors, and Managing Member of JMJ Associates, LLC
Paul Strickland	Secretary of the Company, member of the Board of Directors, and Managing Member of Beartooth Asset Holdings, LLC.
Selkirk Global Holdings, LLC	Entity owned by Paul Strickland, the Company’s Secretary, and a member of its Board of Directors.
Green Horseshoe, LLC	Significant shareholder
Bruce Bent	Significant shareholder
OC Sparkle Inc.	Significant shareholder
Alpha Strategies Trading Software, Inc.	Significant debt holder

Manager Promissory Note

On February 1, 2022, the Company and its Board of Directors approved an 8% Manager Promissory Note for up to $300,000 from JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr., the Company’s Chief Executive Officer and President and member of the Board of Directors. JMJ Associates, LLC has not yet made any loans to the Company.

Loans and Cash Advances

John D. Murphy, Jr., has at times directly paid for various company expenses. The amount was unsecured, non-interest bearing, and due on demand. On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for the amount due of $144,501.

Imputed interest is assessed as an expense to the business operations and an addition to paid in capital. The imputed interest rate is 8%. During the three months ended March 31, 2024 and 2023 the imputed interest was $0 and $2,945, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

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

Results of Operations

The three months ended March 31, 2024 compared to the three months ended March 31, 2023

Revenues: The Company had no revenue during the three months ended March 31, 2024 or 2023.

General and Administrative expenses: The Company incurred $18,766 of general and administrative expenses during the three months ended March 31, 2024, compared to $18,385 during the same period in 2023. The increase period over period is minimal.

Other Income (Expense). The Company incurred total other income of $36,711 for the three months ended March 31, 2024, compared to total other income of $51,116 during the three months ended March 31, 2023. In the current period we had interest expense of $6,864, expense for the amortization of debt discount of $126,012 and a gain of $169,647 for the change in fair value of derivative. In the prior period we had interest expense of $4,718, expense for the amortization of debt discount of $8,519, a loss on issuance of convertible debt of $5,025 and a gain of $69,378 for the change in fair value of derivative.

Net Income. The Company incurred net income of $18,005 for the three months ended March 31, 2024, compared to net income of $32,731 during the same period in 2023. The recognition of net income in both years is due to the recognition of a gain for the change in fair value of derivatives.

Cash Flows

Net cash used in operating activities was $18,766 and $14,336 during the three months ended March 31, 2024 and 2023, respectively.

Net cash provided by financing activities was $18,766 and $14,336 during the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of March 31, 2024, we had no assets and current liabilities totaling $827,070. Current liabilities consisted of accounts payable and accrued liabilities totaling $284,766, related party payable of $146,799, related party interest payable of $10,761 and a related party convertible note payable of $127,872 net of debt discount of $23,940.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the three months ended March 31, 2024, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2023, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to a lack of segregation of duties.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

On March 12, 2024, our Board of Directors received formal notice that our independent auditors, JLKZ CPA LLC (“JLKZ”), had made the decision to resign as our independent accountants effective March 12, 2024. On March 12, 2024, the Board of Directors voted unanimously to accept the resignation.

On March 12, 2024, OLAYINKA OYEBOLA & CO (“OOC”), Certified Public Accountants of Houston, Texas, & Lagos, Nigeria were appointed by the Company to audit our financial statements for the year ended December 31, 2023.

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

HALLMARK VENTURE GROUP, INC.

Date: May 14, 2024	By:	/s/ JOHN D. MURPHY, JR.
Chief Executive Officer

	By:	/s/ PAUL STRICKLAND
Chief Financial Officer

