Form 10-K/A
period 2023-12-31
HALLMARK VENTURE GROUP, INC.
filed 2024-06-11
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE: The Company’s Form 10-K for the year ended December 31, 2023, is being restated only to include the audit opinion for the year ended December 31, 2023, which was audited by our prior auditor. No other changes have been made to the Form 10-K.

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
Hallmark Venture Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Hallmark Venture Group, Inc. (the Company) as of December 31, 2022, and the related statements of operations, stockholders’ equity, and cash flows for each of the year then ended in the period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for each of the year in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

HALLMARK VENTURE GROUP, INC.

Date: June 11, 2024	BY:	/s/ John D. Murphy, Jr.
Chief Executive Officer

Date: June 11, 2024	BY:	/s/ Paul Strickland
Chief Financial Officer

