Form 10-Q
period 2024-06-30
HALLMARK VENTURE GROUP, INC.
filed 2024-08-12
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 7, 2024, there were 622,185,522 shares of the issuer’s common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HALLMARK VENTURE GROUP, INC.

HALLMARK VENTURE GROUP, INC.
BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Cash	$—	$—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities	$287,815	$281,716
Due to related parties	—	—
Convertible note payable – related party, net of debt discount of $20,813 and $149,889	132,643	71,230
Accrued interest - related party	15,212	7,555
Accrued interest	1,002	3,426
Note payable	103,986	—
Derivative liability	229,015	293,621
Stock payable	36,130	36,130
Settlement liability	—	9,601
Settlement liability - related party	146,799	146,799
Total Current Liabilities	952,602	850,078

Commitments and Contingencies

Stockholders’ Deficit:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 622,185,523 and 612,179,943 issued and outstanding, respectively	622,185	612,179
Additional paid-in capital	1,782,801	1,787,804
Accumulated deficit	(3,357,688)	(3,250,161)
Total Stockholders’ Deficit	(952,602)	(850,078)

Total Liabilities and Stockholders’ Deficit	$—	$—

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023

Revenue	$—	$—	$—	$—

Expenses:
General and administrative	12,844	12,111	31,610	30,496
Total operating expenses	12,844	12,111	31,610	30,496
Loss from operations	(12,844)	(12,111)	(31,610)	(30,496)

Other income (expense):
Interest expense	(8,001)	(3,110)	(14,865)	(4,883)
Imputed interest expense	—	(2,944)		(5,889)
Amortization of debt discount	(3,276)	(12,476)	(129,288)	(20,995)
Change in fair value of derivative	(105,041)	(81,929)	64,606	(12,551)
Gain on extinguishment of debt	3,630	—	3,630	—
Loss on issuance of convertible note	—	(6,344)		(11,369)

Total other expense	(112,688)	(106,803)	(75,917)	(55,687)

Net loss before income taxes	(125,532)	(118,914)	(107,527)	(86,183)
Provision for income tax	—	—
Net Loss	$(125,532)	$(118,914)	$(107,527)	$(86,183)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	622,185,523	289,560,060	621,857,471	259,844,658

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024, AND 2023

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	100,000	$100	216,403,374	$216,403	$1,940,226	$(3,055,077)	$(898,348)
Common stock issued for payment on settlement liability	—	—	23,502,934	23,503	4,701	—	28,204
Common stock issued for payment on settlement liability - related party	—	—	21,000,000	21,000	4,200	—	25,200
Shares cancelled	—	—	(8,800)	(9)	9	—	—
Imputed interest on amounts due to related party	—	—	—	—	2,945	—	2,945
Net income	—	—	—	—	—	32,731	32,731
Balance, March 31, 2023	100,000	100	260,897,508	260,897	1,952,081	(3,022,346)	(809,268)
Common stock issued for payment on settlement liability - related party	—	—	59,582,025	59,582	(26,952)	—	32,630
Imputed interest on amounts due to related party	—	—	—	—	2,944	—	2,944
Net loss	—	—	—	—	—	(118,914)	(118,914)
Balance, June 30, 2023	100,000	$100	320,479,533	$320,479	$1,928,073	$(3,141,260)	$(892,608)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	100,000	$100	612,179,943	$612,179	$1,787,804	$(3,250,161)	$(850,078)
Common stock issued for payment on settlement liability	—	—	10,005,580	10,005	(5,003)	—	5,003
Net income	—	—	—	—	—	18,005	18,005
Balance, March 31, 2024	100,000	100	622,185,523	622,185	1,782,801	(3,232,156)	(827,070)
Net loss	—	—	—	—	—	(125,532)	(125,532)
Balance, June 30, 2024	100,000	$100	622,185,523	$622,185	$1,782,801	$(3,357,688)	$(952,602)

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(107,527)	$(86,183)
Adjustments to reconcile net loss to net cash used by operating activities:
Imputed interest on amounts due to related party	—	5,889
Amortization of debt discount	129,288	20,995
Change in fair value of derivative	(64,606)	12,551
Loss on issuance of convertible debt	—	11,369
Gain on extinguishment of debt	(3,630)	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,100	5,692
Accrued interest – related party	7,657	3,177
Accrued interest	1,108	1,705
Net cash used in operating activities	(31,610)	(24,805)

Cash Flows from Investing Activities:	—	—

Cash Flows from Financing Activities:
Proceeds from convertible note payable - related party	2,125	24,805
Proceeds from note payable	29,485	—
Net cash provided by financing activities	31,610	24,805

Net Change in Cash	—	—
Cash beginning of period	—	—
Cash end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued for payment on settlement liability - related party	$—	$25,200
Common stock issued for payment of debt	$5,003	$60,833

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Unaudited Financial Statements

June 30, 2024

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

On July 12, 2022, Paul Strickland, the Company’s Principal Financial Officer, became a director of the Company.

On January 11, 2024, the Company entered into a Change of Control Agreement (the “CoC Agreement”) by and between John D. Murphy, Jr., the Company’s Director and CEO and JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr. (“Murphy”), and Paul Strickland, the Company’s Director and Secretary, and Selkirk Global Holdings, LLC, and Beartooth Asset Holdings, LLC, both entities controlled by Paul Stirckland (“Strickland”), and Steven Arenal and Aurum International Ltd., an entity controlled by Steven Arenal (“Aurum”) and, pursuant to which Murphy, Strickland, and their respective control entities will assign the Series A preferred shares controlled by each to Aurum. Strickland will transfer 98,259,679 in restricted common shares to Aurum. In exchange, Murphy and Strickland will each retain 5% equity in the Company, post-restructuring, and those shares will have an 18-month anti-dilution provision as described in the Anti-Dilution Agreement executed between the Parties. Murphy and Strickland will also cancel debts owed to each by the Company. Strickland will cancel $83,342.25 in debts. Murphy will cancel $74,501 in debts. Murphy will receive $70,000 from Aurum in exchange for partial debt cancellation to be delivered into Escrow on February 27, 2024. Aurum will receive a $77,000 10% convertible promissory note in exchange for partially paying the Company’s debt owed to Murphy. The Consideration outlined herein is subject to the provisions of the Escrow Agreement between the Parties. The Company officially moved its place of business to 626 Wilshire Blvd., Suite 410, Los Angeles, California 90017.

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

On February 27, 2024, Steve Arenal and Aurum International Ltd. were given notice of default and failure to perform on the agreements they had signed, and Strickland and Murphy also gave notice of cancellation of all the foregoing agreements.

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

On March 7, 2024: The Company filed the Amended and Restated Articles of Incorporation with Florida Secretary of State reflecting the 1:500 reverse split of the Company’s common stock. The completion of the reverse split is pending final approval by FINRA.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

June 30, 2024:

Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$229,015
Total	$–	$–	$229,015

December 31, 2023:

Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$293,621
Total	$–	$–	$293,621

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. As of June 30, 2024, the Company has approximately 1,290,290,000 potentially dilutive shares from convertible notes payable and 90,000,000 potentially dilutive shares from Series A preferred stock. As of June 30, 2023, the Company has approximately 148,956,000 potentially dilutive shares from convertible notes payable and 90,000,000 potentially dilutive shares from Series A preferred stock. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred.

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

As of June 30, 2024, the Company had an accumulated deficit of $3,357,688 and requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2024, and December 31, 2023, accounts payable and accrued liabilities consist of the following:

Description	June 30, 2024	December 31, 2023
Legal fees	$287,815	$281,716
Total	$287,815	$281,716

NOTE 5 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On October 5, 2022, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures October 5, 2023, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of June 30, 2024, $46,984 has been used for expenses, plus $4,698 OID. The derivative liability has been calculated on the total funds advanced plus OID.

On April 6, 2023, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matures April 5, 2024, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. As of June 30, 2024, $25,665 has been used for expenses, plus $1,608 OID. The derivative liability has been calculated on the total funds advanced plus OID.

As of June 30, 2024, the above Notes are disclosed as $78,955, net of debt discount of $0.

As of December 31, 2023, the above Notes are disclosed as $59,188, net of debt discount of $17,430.

As of June 30, 2024, the total due on the above notes for principal and interest is $78,955 and $15,212, respectively.

As of December 31, 2023, the total due on the above notes for principal and interest is $76,618 and $7,555, respectively.

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note is unsecured, non-interest bearing, and matures on December 4, 2024. The note is convertible into shares of common stock at a 50% discount to the lowest trading price for the twenty-five days prior to conversion. On March 8, 2024, the Company repaid $70,000 of the loan. As of June 30, 2024, the note is disclosed as $53,688, net of discount of $20,813. As of December 31, 2023, the note is disclosed as $12,042, net of discount of $132,459.

A summary of the activity of the derivative liability for the notes above is as follows:

Balance at December 31, 2022	$53,967
Increase to derivative due to new issuances	519,989
Derivative gain due to mark to market adjustment	(280,335)
Balance at December 31, 2023	293,621
Decrease to derivative due to repayments	(66,769)
Derivative gain due to mark to market adjustment	2,163
Balance at June 30, 2024	$229,015

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy is as follows:

Inputs	June 30, 2024	Initial Valuation
Stock price	$0.0005	$0.0022 - 0.0039
Conversion price	$0.0005	$0.0012 - 0.002
Volatility (annual)	269.57% - 320.97%	186.77% - 500.68%
Risk-free rate	5.4%	4.19% - 4.96%
Dividend rate	–	–
Years to maturity	0.25 - 0.43	1

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

On April 5, 2024, $4,500 of the remaining principal was assigned to Alpha Strategies (Note 8). The remaining principal and interest totaling $3,630 was credited to a gain on forgiveness of debt.

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

As of June 30, 2024 and December 31, 2023, the balance of the settlement liability is $146,799 and $146,799, respectively.

NOTE 8 – NOTE PAYABLE

On March 1, 2024, the Company issued a $100,000, 6% Demand Promissory note (the “Note”) to Alpha Strategies Trading Software, Inc., (“Alpha Strategies”) a non-affiliate of the Company. The Note matures on August 28, 2024, 180 days from the date of the Note. The Note has been issued to Holder in exchange for having made direct payments of Company expenses.

NOTE 9 – STOCK PAYABLE

The Company’s related party settlement liability (Note 7) included the requirement to issue 5,000,000 shares of the Company’s common stock in order to cover litigation and legal expenses associated with the settlement agreement. The value of the shares at the settlement date was $0.01 resulting in a total value of $50,000. The Company issued 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870. The balance due is $36,130 as of June 30, 2024 and December 31, 2023.

NOTE 10 – COMMON STOCK

On January 5, 2024, the Company issued 10,005,580 shares of its common stock to Phase I Operations, Inc. for conversion of $5,003 of debt.

NOTE 11 – PREFERRED STOCK

The Company is authorized to issue 200,000 shares of $0.001 par value Series A preferred stock. The Company increased the number of authorized shares of the Series A preferred stock from 100,000 to 200,000 on January 19, 2021. Each share of the Series A Preferred Stock is convertible at the option of the holder into 900 shares of common stock. The holder has voting rights of 100,000 votes for each share of preferred stock held and shall be paid twice the amount of dividends issued by the Company to common shareholders on a pro rata basis with the number of preferred shares held.

The Company has 100,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2024 and December 31, 2023, respectively. Beartooth Asset Holdings, LLC, an entity controlled by Paul Strickland, the Company’s Secretary and a member of the board of directors, acquired the Series A Preferred Stock on June 20, 2022 from Endicott Holding Group, LLC.

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

Loans and Cash Advances

John D. Murphy, Jr., has at times directly paid for various company expenses. The amount was unsecured, non-interest bearing, and due on demand. On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for the amount due of $144,501. During Q1 2024, $70,000 of the note was assigned to Alpha Strategies.

Imputed interest is assessed as an expense to the business operations and an addition to paid in capital. The imputed interest rate is 8%. During the six months ended June 30, 2024 and 2023 the imputed interest was $0 and $5,889, respectively.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims.

See “Note 6 – Settlement Liability”.

See “Note 7 - Settlement Liability – Related Party”.

NOTE 14 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the unaudited financial statements were issued and has determined that it does not have any material subsequent events to disclose in these unaudited financial statements.

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

Results of Operations

The three months ended June 30, 2024 compared to the three months ended June 30, 2023

Revenues: The Company had no revenue during the three months ended June 30, 2024 or 2023.

General and Administrative expenses: The Company incurred $12,844 of general and administrative expenses during the three months ended June 30, 2024, compared to $12,111 during the same period in 2023, an increase of $733 or 6.1%

Other Income (Expense). The Company incurred total other expense of $112,688 for the three months ended June 30, 2024, compared to total other expense of $106,803 during the three months ended June 30, 2023. In the current period we had interest expense of $8,001, expense for the amortization of debt discount of $3,276, a loss of $105,041 for the change in fair value of derivative and a $3,630 gain for forgiveness of debt. In the prior period we had interest expense of $6,054, expense for the amortization of debt discount of $12,476, a loss of $81,929 for the change in fair value of derivative and a loss on issuance of convertible debt of $6,344.

Net Loss. The Company incurred a net loss of $125,532 for the three months ended June 30, 2024, compared to a net loss of $118,914 during the same period in 2023. The increase in net loss is primarily due to our other expenses related to our convertible debt.

The six months ended June 30, 2024 compared to the six months ended June 30, 2023

Revenues: The Company had no revenue during the six months ended June 30, 2024 or 2023.

General and Administrative expenses: The Company incurred $31,610 of general and administrative expenses during the six months ended June 30, 2024, compared to $30,496 during the same period in 2023, an increase of $1,114 or 3.7%. The increase in general and administrative expenses was primarily due to an increase in transfer agent fees paid.

Other Income (Expense). The Company incurred total other expense of $75,917 for the six months ended June 30, 2024, compared to total other expense of $55,687 during the six months ended June 30, 2023. In the current period we had interest expense of $14,865, expense for the amortization of debt discount of $129,288, a gain of $64,606 for the change in fair value of derivative and a $3,630 gain for forgiveness of debt. In the prior period we had interest expense of $10,772, expense for the amortization of debt discount of $129,288, a loss of $12,551 for the change in fair value of derivative and a loss on issuance of convertible debt of $11,369.

Net Loss. The Company incurred a net loss of $107,527 for the six months ended June 30, 2024, compared to $86,163 during the same period in 2023. The increase in net loss is primarily due to our other expenses related to our convertible debt.

Cash Flows

Net cash used in operating activities was $31,610 and $24,805 during the six months ended June 30, 2024 and 2023, respectively.

Net cash provided by financing activities was $31,610 and $24,805 during the six months ended June 30, 2024 and 2023, respectively.

Liquidity and Capital Resources

As of June 30, 2024, we had no assets and current liabilities totaling $952,602.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the six months ended June 30, 2024, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2023, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to a lack of segregation of duties.

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

HALLMARK VENTURE GROUP, INC.

Date: August 12, 2024	By:	/s/ JOHN D. MURPHY, JR.
Chief Executive Officer

	By:	/s/ PAUL STRICKLAND
Chief Financial Officer

