Form 10-Q
period 2024-09-30
HALLMARK VENTURE GROUP, INC.
filed 2024-11-15
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-56477

HALLMARK VENTURE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	34-2001531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 N Town Center Drive, Ste 100, Las Vegas, NV 89144

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

As of November 5, 2024, there were 523,925,844 shares of the issuer’s common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HALLMARK VENTURE GROUP, INC.

HALLMARK VENTURE GROUP, INC.
BALANCE SHEETS

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS

Current Assets:
Note receivable	$100,000	$—
Interest receivable	3,332	—

Total Assets	$103,332	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:

Accounts payable and accrued liabilities	$28,624	$281,716
Due to related parties	826	—
Convertible note payable – related party, net of debt discount of $13,875 and $149,889	60,626	71,230
Accrued interest - related party	—	7,555
Accrued interest	4,853	3,426
Notes payable - net of debt discount of $58,332	145,654	—
Derivative liability	409,792	293,621
Stock payable	36,130	36,130
Settlement liability	—	9,601
Settlement liability - related party	146,799	146,799
Total Current Liabilities	833,304	850,078

Commitments and Contingencies

Stockholders’ Deficit:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 523,925,844 and 612,179,943 issued and outstanding, respectively	523,925	612,179
Additional paid-in capital	1,978,484	1,787,804
Accumulated deficit	(3,232,481)	(3,250,161)
Total Stockholders’ Deficit	(729,972)	(850,078)

Total Liabilities and Stockholders’ Deficit	$103,332	$—

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023

Revenue	$—	$—	$—	$—

Expenses:
General and administrative	3,827	6,500	35,437	36,996
Total operating expenses	3,827	6,500	35,437	36,996
Loss from operations	(3,827)	(6,500)	(35,437)	(36,996)

Other income (expense):
Interest expense	(7,109)	(2,746)	(21,974)	(7,629)
Interest income	3,332	—	3,332	—
Imputed interest expense	—	(2,946)	—	(8,835)
Amortization of debt discount	(48,605)	(14,352)	(177,893)	(35,347)
Change in fair value of derivative	197,378	(147,246)	261,984	(159,797)
Gain on extinguishment of debt	262,194	—	265,824	—
Loss on issuance of convertible note	(278,156)	(10,058)	(278,156)	(21,427)

Total other income (expense)	129,034	(177,348)	53,117	(233,035)

Net income (loss) before income taxes	125,207	(183,848)	17,680	(270,031)
Provision for income tax	—	—
Net Income (Loss)	$125,207	$(183,848)	$17,680	$(270,031)

Income (loss) per share – basic	$0.00	$(0.00)	$0.00	$(0.00)
Income (loss) per share –diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average shares outstanding – basic	616,845,323	364,865,224	620,537,988	295,236,204
Weighted average shares outstanding –diluted	1,419,665,586	364,865,224	1,423,358,251	295,236,204

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024, AND 2023

(Unaudited)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2022	100,000	$100	216,403,374	$216,403	$1,940,226	$(3,055,077)	$(898,348)
Common stock issued for payment on settlement liability	—	—	23,502,934	23,503	4,701	—	28,204
Common stock issued for payment on settlement liability - related party	—	—	21,000,000	21,000	4,200	—	25,200
Shares cancelled	—	—	(8,800)	(9)	9	—	—
Imputed interest on amounts due to related party	—	—	—	—	2,945	—	2,945
Net income	—	—	—	—	—	32,731	32,731
Balance, March 31, 2023	100,000	100	260,897,508	260,897	1,952,081	(3,022,346)	(809,268)
Common stock issued for payment on settlement liability - related party	—	—	59,582,025	59,582	(26,952)	—	32,630
Imputed interest on amounts due to related party	—	—	—	—	2,944	—	2,944
Net loss	—	—	—	—	—	(118,914)	(118,914)
Balance, June 30, 2023	100,000	100	320,479,533	320,479	1,928,073	(3,141,260)	(892,608)
Common stock issued for payment on settlement liability - related party	—	—	139,554,082	139,554	(70,168)	—	69,386
Imputed interest on amounts due to related party	—	—	—	—	2,946	—	2,946
Net loss	—	—	—	—	—	(183,848)	(183,848)
Balance, September 30, 2023	100,000	$100	460,033,615	$460,033	$1,860,851	$(3,325,108)	$(1,004,124)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2023	100,000	$100	612,179,943	$612,179	$1,787,804	$(3,250,161)	$(850,078)

Common stock issued for payment on settlement liability	—	—	10,005,580	10,005	(5,003)	—	5,003
Net income	—	—	—	—	—	18,005	18,005
Balance, March 31, 2024	100,000	100	622,185,523	622,185	1,782,801	(3,232,156)	(827,070)
Net loss	—	—	—	—	—	(125,532)	(125,532)
Balance, June 30, 2024	100,000	100	622,185,523	622,185	1,782,801	(3,357,688)	(952,602)
Forgiveness of debt related party	—	—	—	—	97,423	—	97,423
Cancellation of shares	—	—	(98,259,679)	(98,260)	98,260	—
Net income	—	—	—	—	—	125,207	125,207
Balance, September 30, 2024	100,000	$100	523,925,844	$523,925	$1,978,484	$(3,232,481)	$(729,972)

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$17,680	$(270,031)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Imputed interest on amounts due to related party	—	8,835
Amortization of debt discount	177,893	35,347
Change in fair value of derivative	(261,984)	159,797
Loss on issuance of convertible debt	278,156	21,427
Gain on extinguishment of debt	(265,824)	—
Changes in operating assets and liabilities:
Interest receivable	(3,332)	—
Accounts payable and accrued expenses	9,102	5,692
Accrued interest – related party	10,913	4,573
Accrued interest	4,959	3,055
Net cash used in operating activities	(32,437)	(31,305)

Cash Flows from Investing Activities:
Issuance of note receivable	(100,000)	—
Net cash used by investing activities	(100,000)	—

Cash Flows from Financing Activities:
Proceeds from convertible note payable - related party	1,456	31,305
Proceeds from note payable	130,981	—
Net cash provided by financing activities	132,437	31,305

Net Change in Cash	—	—
Cash beginning of period	—	—
Cash end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued for payment on settlement liability - related party	$—	$25,200
Forgiveness of debt – related party	$97,423	$—
Common stock issued for payment of debt	$5,003	$114,240

The accompanying notes are an integral part of these unaudited financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Unaudited Financial Statements

September 30, 2024

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

On September 26, 2024, the Company and its Board of Directors approved the following; i) Agreement and Plan of Reorganization; ii) Change of Control Agreement; iii) Escrow Agreement, iv) Anti-Dilution Agreement; v) Cancellation of the October 6, 2022 Selkirk Global Holdings, LLC Note; vi) Cancellation of the April 6, 2023 Selkirk Global Holdings, LLC Note, vii) Cancellation of the December 12, 2023 Strickland Convertible Exchange Note; viii); and the Company authorized its Secretary to open a bank account in the name of the Company.

On September 26, 2024, the Company and Jubilee Intel, LLC (“Jubilee”) entered into that certain Agreement and Plan of Reorganization (the “Merger”) whereby the Company acquired 100% membership interests in and to Jubilee in exchange for 100,000 shares of Series A Preferred Stock. As a result of the Merger, Jubilee has become a wholly owned and operating subsidiary of the Company.

Pursuant to the Change of Control Agreement, Evan Bloomberg was assigned 100,000 shares of Series A Preferred Stock. By virtue of this stock assignment, Mr. Bloomberg assumed full voting control of the Company.

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

September 30, 2024:

Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$409,792
Total	$–	$–	$409,792

December 31, 2023:

Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$293,621
Total	$–	$–	$293,621

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. As of September 30, 2024, the Company has approximately 712,820,263 potentially dilutive shares from convertible notes payable and 90,000,000 potentially dilutive shares from Series A preferred stock. As of September 30, 2023, the Company has approximately 148,956,000 potentially dilutive shares from convertible notes payable and 90,000,000 potentially dilutive shares from Series A preferred stock. Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred.

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

As of September 30, 2024, the Company had an accumulated deficit of $3,232,481 and requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 – NOTE RECEIVABLE

On May 2, 2024, the Company made a strategic loan to an independent privately-held non-affiliated third party by entering into a $100,000, 180 day 8% on demand Promissory Note Agreement.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On September 20, 2024, Hallmark Venture Group, Inc. entered into a Debt Cancellation Agreement with Archer & Greiner, P.C., and a total of $262,192 of legacy legal debts were canceled.

As of September 30, 2024, and December 31, 2023, accounts payable and accrued liabilities consist of the following:

Description	September 30, 2024	December 31, 2023
Legal fees	$25,624	$281,716
Accounting fees	3,000
Total	$28,624	$281,716

NOTE 6 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On October 5, 2022, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (“Selkirk”). The Note matured October 5, 2023, had a 10% OID and was convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note was being funded through the direct payment of Company expenses. On September 26, 2024, Selkirk forgave all amounts due of $51,682 and $14,678, principal and interest, respectively. The total amount of $66,360 was credited to additional paid in capital.

On April 6, 2023, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”). The Note matured April 5, 2024, had a 10% OID and was convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note was being funded through the direct payment of Company expenses. On September 26, 2024, Selkirk forgave all amounts due of $27,274 and $3,789, principal and interest, respectively. The total amount of $31,063 was credited to additional paid in capital.

As of December 31, 2023, the above Notes are disclosed as $59,188, net of debt discount of $17,430.

As of December 31, 2023, the total due on the above notes for principal and interest is $76,618 and $7,555, respectively.

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note is unsecured, non-interest bearing, and matures on December 4, 2024. The note is convertible into shares of common stock at a 50% discount to the lowest trading price for the twenty-five days prior to conversion. On March 8, 2024, the Company repaid $70,000 of the loan. As of September 30, 2024, the note is disclosed as $60,625, net of discount of $13,876. As of December 31, 2023, the note is disclosed as $12,042, net of discount of $132,459.

NOTE 7 – SETTLEMENT LIABILITY

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

NOTE 8 – SETTLEMENT LIABILITY – RELATED PARTY

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

On May 6, 2024, this liability was assigned to Nicosel, LLC, a non-affiliate of the Company (Note 9).

As of September 30, 2024 and December 31, 2023, the balance of the settlement liability is $146,799 and $146,799, respectively.

NOTE 9 – NOTES PAYABLE

On March 1, 2024, the Company issued a $100,000, 6% Demand Promissory note (the “Note”) to Alpha Strategies Trading Software, Inc., (“Alpha Strategies”) a non-affiliate of the Company. The Note matures on August 28, 2024, 180 days from the date of the Note. The Note has been issued to Holder in exchange for having made direct payments of Company expenses. $70,000 of the $100,000 note proceeds were used to cancel debts owed to John D. Murphy, Jr., the Company’s CEO and Director. On May 6, 2024, Alpha Strategies assigned this promissory note to Nicosel, LLC, a non-affiliate of the Company.

On May 1, 2024, the Company issued a $100,000, 8% Convertible Promissory Note (the “Note”) and entered into a Warrant Subscription Agreement with Nicosel, LLC, a non-affiliate of the Company. The Note matures on April 30, 2025. The Warrant Subscription Agreement is for 100,000 warrants, exercisable within one year of the execution date of the agreement at a price of $1.00.

As of September 30, 2024, the total amount due to Nicosel, LLC is $350,785 and $4,853 of principal and interest, respectively.

NOTE 10 – DERIVATIVE LIABILITY

The Company currently has derivative liabilities for its convertible promissory notes with John Murphy and Nicosel, LLC.

A summary of the activity of the derivative liability for these notes is as follows:

Balance at December 31, 2022	$53,967
Increase to derivative due to new issuances	519,989
Derivative gain due to mark to market adjustment	(280,335)
Balance at December 31, 2023	293,621
Decrease to derivative due to repayments	(66,769)
increase to derivative due to new issuances	378,156
Derivative gain due to mark to market adjustment	(195,216)
Balance at September 30, 2024	$409,792

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy is as follows:

Inputs	September 30, 2024	Initial Valuation
Stock price	$0.0007	$0.0004 - 0.0039
Conversion price	$0.0002 - 0.0004	$0.001 - 0.002
Volatility (annual)	264.7% - 315.7%	186.77% - 500.68%
Risk-free rate	4.34 – 4.38%	4.19% - 5.21%
Dividend rate	–	–
Years to maturity	0.25 - 0.58	1

NOTE 11 – STOCK PAYABLE

The Company’s related party settlement liability (Note 7) included the requirement to issue 5,000,000 shares of the Company’s common stock in order to cover litigation and legal expenses associated with the settlement agreement. The value of the shares at the settlement date was $0.01 resulting in a total value of $50,000. The Company issued 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870. The balance due is $36,130 as of September 30, 2024 and December 31, 2023.

NOTE 12 – COMMON STOCK

On January 5, 2024, the Company issued 10,005,580 shares of its common stock to Phase I Operations, Inc. for conversion of $5,003 of debt.

On September 26, 2024, Beartooth Asset Holding, LLC, an entity controlled by Paul Strickland, agreed to cancel 98,259,679 shares of common stock as part of the merger agreement.

NOTE 13 – PREFERRED STOCK

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

The Company has 100,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2024 and December 31, 2023, respectively. Beartooth Asset Holdings, LLC, an entity controlled by Paul Strickland, the Company’s Secretary and a member of the board of directors, acquired the Series A Preferred Stock on June 20, 2022 from Endicott Holding Group, LLC.

On July 7, 2022, Beartooth Asset Holdings, LLC, transferred 75,000 Series A Preferred Shares to JMJ Associates, LLC (an entity controlled by John D. Murphy, Jr., the Company’s Chief Executive Officer and President and a member of the board of directors) resulting in a change of control of the Company.

On September 27, 2024, JMJ Associates, LLC transferred 75,000 Series A Preferred Shares it held to Evan Bloomberg pursuant to the Agreement (Note 1).

On September 27, 2024, Beartooth Asset Holdings, LLC transferred 25,000 Series A Preferred Shares it held to Evan Bloomberg pursuant to the Agreement (Note 1).

NOTE 14 – OTHER RELATED PARTY TRANSACTIONS

Name of Related Party	Related Relationship
Evan Bloomberg	Principal Executive Officer of the Company, member of the Board of Directors
John D. Murphy Jr.	Former Principal Executive Officer of the Company and former member of the Board of Directors. Managing Member of JMJ Associates, LLC
Paul Strickland	Secretary of the Company, member of the Board of Directors, and Managing Member of Beartooth Asset Holdings, LLC.
Selkirk Global Holdings, LLC	Entity owned by Paul Strickland, the Company’s Secretary, and a member of its Board of Directors.
Green Horseshoe, LLC	Significant shareholder
Bruce Bent	Significant shareholder
OC Sparkle Inc.	Significant shareholder
Alpha Strategies Trading Software, Inc.	Significant debt holder

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

Imputed interest is assessed as an expense to the business operations and an addition to paid in capital. The imputed interest rate is 8%. During the nine months ended September 30, 2024 and 2023 the imputed interest was $0 and $8,835, respectively.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims.

See “Note 7 – Settlement Liability”.

See “Note 8 - Settlement Liability – Related Party”.

NOTE 16 — SUBSEQUENT EVENTS

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

On September 26, 2024, the Company and Jubilee Intel, LLC (“Jubilee”) entered into that certain Agreement and Plan of Reorganization (the “Merger”) whereby the Company acquired 100% membership interests in and to Jubilee in exchange for 100,000 shares of Series A Preferred Stock. As a result of the Merger, Jubilee has become a wholly owned and operating subsidiary of the Company. The Company ceased to be a “shell company”.

Business Objectives of the Company

The Company’s wholly owned subsidiary, Jubilee Intel, LLC utilizes a proprietary Search Engine Marketing (SEM) platform to provide cutting-edge solutions for managing and scaling SEM campaigns through automation, AI, and machine learning. With access to a direct feed from Yahoo’s partner network and the ability to seamlessly integrate across platforms like Facebook, GDN, and Taboola, our system is optimized for profitability.

Our platform integrates machine learning and AI to automate the entire SEM process, from keyword research to campaign generation and optimization. This system eliminates the need for manual intervention, drastically reducing the time and resources required for effective SEM management.

We utilize a random forest regressor to process and analyze vast amounts of keyword data, often encompassing hundreds of thousands of data points. A random forest regressor is a machine learning algorithm used for predicting continuous values. It builds multiple decision trees during training, each using different subsets of the data, and averages the results to make predictions. This approach improves accuracy and reduces overfitting by leveraging the collective decision-making of several trees, which helps handle the complexity of large datasets.

For predicting profitability based on time-series data, we utilize the Support Vector Regressor (SVR). SVR is a powerful machine learning model that excels at capturing non-linear relationships in the data. By using a kernel trick, SVR can map input data into higher-dimensional spaces, allowing it to capture complex patterns and trends in campaign profitability over time.

To improve traffic quality and block underperforming sites, we use a Support Vector Machine (SVM) Classifier. SVM is a supervised learning model that finds the optimal boundary between different classes of data points. It is particularly effective in high dimensional spaces and works well when there’s a clear margin of separation between classes. We use SVM to classify traffic sources as “good” or “bad” based on various engagement and performance metrics.

All our reporting is centralized into a unified dashboard that provides real-time insights into campaign performance, keyword effectiveness, and traffic quality.

Our platform stands apart because it seamlessly integrates real-time data, machine learning models, and direct feeds from top-tier search engines. Unlike many platforms that require manual adjustments, our system automates every aspect of campaign creation, optimization, and scaling, resulting in significant efficiency gains and performance improvements for our clients.

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

Corporate Information

Our Company’s headquarters is located at 1800 N Town Center Drive, Ste 100 Las Vegas, NV 89144. Our telephone number is 877-646-4833.

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

Results of Operations

The three months ended September 30, 2024 compared to the three months ended September 30, 2023

Revenues: The Company had no revenue during the three months ended September 30, 2024 or 2023.

General and Administrative expenses: The Company incurred $3,827 of general and administrative expenses during the three months ended September 30, 2024, compared to $6,500 during the same period in 2023, an increase of $2,673 or 41.1%

Other Income (Expense). The Company incurred total other income of $129,034 for the three months ended September 30, 2024, compared to total other expense of $177,348 during the three months ended September 30, 2023. In the current period we had interest expense of $7,109, expense for the amortization of debt discount of $48,605, a gain of $197,378 for the change in fair value of derivative, a $262,194 gain for forgiveness of debt, interest income of $3,332 and a loss on issuance of convertible debt of $278,156. In the prior period we had interest expense of $5,692, expense for the amortization of debt discount of $14,352, a loss of $147,246 for the change in fair value of derivative and a loss on issuance of convertible debt of $10,058.

Net Loss. The Company had net income of $125,207 for the three months ended September 30, 2024, compared to a net loss of $183,848 during the same period in 2023. The change from a net loss to net income is the result of the other income items as discussed above.

The nine months ended September 30, 2024 compared to the nine months ended September 30, 2023

Revenues: The Company had no revenue during the nine months ended September 30, 2024 or 2023.

General and Administrative expenses: The Company incurred $35,437 of general and administrative expenses during the nine months ended September 30, 2024, compared to $36,996 during the same period in 2023, a decrease of $1,559 or 4.2%.

Other Income (Expense). The Company incurred total other income of $53,117 for the nine months ended September 30, 2024, compared to total other expense of $233,035 during the nine months ended September 30, 2023. In the current period we had interest expense of $21,974, expense for the amortization of debt discount of $177,893, a gain of $261,984 for the change in fair value of derivative, a $265,824 gain for forgiveness of debt, interest income of $3,332 and a loss on issuance of convertible debt of $278,156. In the prior period we had interest expense of $7,629, expense for the amortization of debt discount of $35,347, a loss of $159,797 for the change in fair value of derivative and a loss on issuance of convertible debt of $21,427.

Net Loss. The Company had net income of $17,680 for the nine months ended September 30, 2024, compared to a net loss of $270,031 during the same period in 2023. The change from a net loss to net income is the result of the other income items as discussed above.

Cash Flows

Net cash used in operating activities was $32,437 and $31,305 during the nine months ended September 30, 2024 and 2023, respectively.

Net cash used in investing activities was $100,000 and $0 during the nine months ended September 30, 2024 and 2023, respectively. In the current period we issued a $100,000 note receivable to a third party.

Net cash provided by financing activities was $132,437 and $31,305 during the nine months ended September 30, 2024 and 2023, respectively. In the current period we received $1,456 from a related party and $130,981 of proceeds from notes payable.

Liquidity and Capital Resources

As of September 30, 2024, we had $103,332 assets and current liabilities totaling $833,304.

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

Critical Accounting Policies

Refer to Note 2 to the Financial Statements for the nine months ended September 30, 2024, for a condensed discussion of our critical accounting policies and our Form 10-K for the year ended December 31, 2023, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Each of our principal executive and principal financial officer has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. Based on their evaluation, each such person concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to a lack of segregation of duties.

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

HALLMARK VENTURE GROUP, INC.

Date: November 14, 2024	By:	/s/ EVAN BLOOMBERG
Chief Executive Officer

	By:	/s/ PAUL STRICKLAND
Chief Financial Officer

