Form 10-K
period 2024-12-31
HALLMARK VENTURE GROUP, INC.
filed 2025-03-27
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates: $1,691,940.48 based on 497,629,552 non-affiliate shares outstanding at $0.0034 per share, which is the price at which the common shares were last sold on the last business day of the registrant’s most recently completed second fiscal quarter.

As of the date of this filing, there were 523,925,844 shares of the issuer’s common stock outstanding.

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

About Jubilee

Executive Summary

Our company’s proprietary SEM platform automates the creation, optimization, and scaling of digital advertising campaigns across key platforms like Facebook, GDN, and Taboola. By leveraging a direct feed from Yahoo’s partner network, we access real-time data that significantly enhances campaign performance. Through the integration of machine learning and AI, our platform optimizes ad spend, scales profitable campaigns, and pauses or restructures underperforming ones in real time.

In addition to our technological advancements, our transition into the public markets is enabling us to expand rapidly, and gain access to capital markets. Our reverse merger, combined with a potential acquisition, provides a pathway for sustained growth and increased market presence.

SEM Automation and Machine Learning

Our platform integrates machine learning and AI to automate the entire SEM process, from keyword research to campaign generation and optimization. This system eliminates the need for manual intervention, drastically reducing the time and resources required for effective SEM management.

●	Keyword Research: Our platform analyzes massive datasets of search queries, user behaviors, and historical performance metrics to identify high-intent keywords that are most likely to convert. Unlike traditional methods of keyword selection, our machine learning algorithms continuously refine keyword targeting by learning from the performance of active campaigns, adjusting in real time. This enables us to stay ahead of changing trends and user behaviors, ensuring that our campaigns are always aligned with current search demand.

●	Campaign Generation: The platform generates thousands of ad variations tailored to specific audience segments. Using advanced data analytics, our system determines the best combination of ad copy, visuals, and keywords to maximize engagement. We analyze historical performance across similar campaigns and identify which variables contribute most to conversions, allowing us to create highly personalized and optimized ads at scale.

●	Optimization Algorithms: Our AI-driven optimization algorithms constantly analyze live data to adjust bids, placements, and budgets in real time. This ensures that ad spend is directed toward the most profitable opportunities while minimizing waste. Through predictive modeling, the platform anticipates shifts in user behavior patterns, adjusting the campaign strategy preemptively to maintain performance.

●	Scalability: One of the key strengths of our platform is its ability to automatically scale profitable campaigns. Once the system identifies a campaign that is delivering strong results, it rapidly increases the budget and bid amounts to capitalize on the momentum. Conversely, underperforming campaigns are paused or restructured, ensuring that ad spend is allocated efficiently.

●	Yahoo Partner Network Feed – Our access to a direct feed from Yahoo’s partner network gives us a competitive edge by providing access to first-party data, allowing us to target high-quality traffic that many other advertisers cannot reach. The integration enables us to refine our targeting strategies and optimize campaigns in real time, resulting in higher engagement and conversion rates. Additionally, this data allows us to build detailed audience profiles that help improve the precision of our keyword targeting, leading to better overall campaign performance.

Technical Overview

Predictive Keyword Research Using Random Forest Regressor

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

The random forest model is particularly effective for our use case because it excels at handling large, complex datasets and can account for non-linear relationships between variables. Our model factors in key metrics such as search volume, bid cost, competition level, and historical performance to make accurate keyword predictions.

●	Feature Engineering: Our model utilizes a wide array of features, including search intent, seasonality, and location-specific factors, to improve the precision of its predictions. By incorporating dynamic features that adapt to user behavior in real time, our system is able to consistently identify the highest-performing keywords for each campaign. This continuous learning process ensures that our campaigns are always aligned with the most current trends and opportunities.

●	Scalability: The random forest model can handle extremely large datasets, making it ideal for processing the vast amounts of data generated by SEM campaigns. This scalability allows us to quickly adapt to new data inputs, ensuring that our keyword targeting remains sharp even as market conditions change.

Timeseries Prediction Using Support Vector Regressor (SVR)

For predicting profitability based on time-series data, we utilize the Support Vector Regressor (SVR). SVR is a powerful machine learning model that excels at capturing non-linear relationships in the data. By using a kernel trick, SVR can map input data into higher-dimensional spaces, allowing it to capture complex patterns and trends in campaign profitability over time.

●	Time-of-Day Optimization: By using SVR to identify non-linear trends in profitability, we can predict the optimal time windows for launching campaigns, ensuring that ad spend is allocated during periods with the highest likelihood of conversions. This model helps us capture profitability dynamics more accurately than linear models, which may miss crucial non-linear relationships.

Traffic Quality Improvement Using Support Vector Machine (SVM) Classifier

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

●	Traffic Quality (TQ) Scores: The SVM classifier evaluates traffic sources based on factors such as engagement rates, conversion potential, and historical performance. It assigns a quality score to each site, allowing us to block low-quality traffic while directing ad spend to high-quality sources. This classification process ensures that our advertisers receive the best possible traffic for their campaigns.

Real-Time Centralized Reporting

All our reporting is centralized into a unified dashboard that provides real-time insights into campaign performance, keyword effectiveness, and traffic quality.

●	Unified Dashboard: Clients have full access to the dashboard, which allows them to monitor the progress of their campaigns, view performance metrics, and make data-driven decisions. This level of transparency fosters trust and allows for quick adjustments based on live data.

●	Insights at Scale: Our platform is capable of processing and displaying insights from vast datasets, providing a comprehensive view of campaign performance that helps clients optimize their strategies in real time.

Competitive Advantage

Our platform stands apart because it seamlessly integrates real-time data, machine learning models, and direct feeds from top-tier search engines. Unlike many platforms that require manual adjustments, our system automates every aspect of campaign creation, optimization, and scaling, resulting in significant efficiency gains and performance improvements for our clients.

●	Unique Data Integration: Our direct feed from partner search engine networks allows us access to exclusive, high-quality data streams that significantly enhance our ability to target audiences with precision.

●	AI-Driven Insights: Our machine learning models are continuously learning and optimizing, which means that campaigns are consistently running at peak performance.

Conclusion

Our proprietary SEM platform offers a cutting-edge solution for managing and scaling SEM campaigns through automation, AI, and machine learning. With access to a direct feed from Yahoo’s partner network and the ability to seamlessly integrate across platforms like Facebook, GDN, and Taboola, our system is optimized for profitability. Our partnership with a fully integrated credit firm, along with our strategic reverse merger, presents a significant growth and acquisition opportunity, underscoring the value of our platform.

Contact Information

More information on our SEM automation platform can be found at: https://jubileeintel.com.

Corporate Information

Our Company’s headquarters is located at 1800 N Town Center Drive, STE 100, Las Vegas, NV 89144. Our telephone number is 877-646-4833.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Our Board of Directors oversees cybersecurity risk management in compliance with SEC guidance. Management’s role includes assessing and managing material risks from cybersecurity threats, developing and implementing cybersecurity policies and procedures, and ensuring compliance with applicable regulations.

To date, we have not experienced any material cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business operations, financial condition, or results of operations. We remain vigilant in our efforts to protect against potential threats and continually assess our cybersecurity posture to adapt to the evolving threat landscape.

ITEM 2. PROPERTIES

We do not own any real property. Our Chief Executive Officer, Evan Bloomberg, provides complimentary office space for our company.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “HLLK” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock exists. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2024 and 2023, as reported by NASDAQ and the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2024, Quarter Ended:	High	Low
March 31, 2024	$0.0033	$0.0002
June 30, 2024	$0.0006	$0.0002
September 30, 2024	$0.0115	$0.0003
December 31, 2024	$0.0115	$0.0006

Fiscal Year 2023, Quarter Ended:	High	Low
March 31, 2023	$0.0032	$0.0001
June 30, 2023	$0.0025	$0.0001
September 30, 2023	$0.0024	$0.0005
December 31, 2023	$0.002	$0.0006

At December 31, 2024, there were approximately 1,882 holders of record of our common stock, although we believe that there are other persons who are beneficial owners of our common stock held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2024, and 2023, should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

Overview

Our company’s proprietary SEM platform automates the creation, optimization, and scaling of digital advertising campaigns across key platforms like Facebook, GDN, and Taboola. By leveraging a direct feed from Yahoo’s partner network, we access real-time data that significantly enhances campaign performance. Through the integration of machine learning and AI, our platform optimizes ad spend, scales profitable campaigns, and pauses or restructures underperforming ones in real time.

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

The random forest model is particularly effective for our use case because it excels at handling large, complex datasets and can account for non-linear relationships between variables. Our model factors in key metrics such as search volume, bid cost, competition level, and historical performance to make accurate keyword predictions.

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

Our proprietary SEM platform offers a cutting-edge solution for managing and scaling SEM campaigns through automation, AI, and machine learning. With access to a direct feed from Yahoo’s partner network and the ability to seamlessly integrate across platforms like Facebook, GDN, and Taboola, our system is optimized for profitability. Our partnership with a fully integrated credit firm, along with our strategic reverse merger, presents a significant growth and acquisition opportunity, underscoring the value of our platform.

Going Concern

We have only limited capital. Additional financing is necessary for us to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the years ended December 31, 2024 and 2023 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Results of Operations

Year ended December 31, 2024, compared to the year ended December 31, 2023

During the year ended December 31, 2024, we generated $609,549 in revenue as compared to $nil during the year ended December 31, 2023. The increase in revenues is a result of the operations of our wholly owned subsidiary. We expect revenues to increase over the next 12 months as we continue to scale our business and operations. The cost associated with our revenues for the year ended December 31, 2024, was $89,087, as compared to $nil for the year ended December 31, 2023.

For the years ended December 31, 2024 and 2023, we had general and administrative expenses of $52,847 and $7,670, respectively, an increase of $45,177. Other operating expenses consisted of professional fees and payroll expense. While there was little change in professional fees for the year ended December 31, 2024, as compared to December 31, 2023, our payroll expense increased from $nil in 2023 to $158,995 in 2024.

For the year ended December 31, 2024, we had a total other expense of $117,399, which included $55,248 of interest expense, amortization of debt discount of $216,768, a loss on the issuance of convertible debt of $278,156, a gain in the change of fair value of a derivative of $161,263, and a gain on the conversion of debt in the amount of $265,824.

For the year ended December 31, 2023, we had a total other expense of $147,458, which included $22,036 of interest expense, amortization of debt discount of $59,659, a loss on the issuance of convertible debt of $337,263, and a gain in the change of fair value of a derivative of $280,335.

We had a net income of $154,146 for the year ended December 31, 2024, compared to a net loss of $195,084 for the year ended December 31, 2023.

Our major expenses consist of fees to consultants, lawyers and accountants incurred in connection with our obligation to file periodic reports with the SEC, which entails payment of professional fees to accountants and lawyers. We expect the level of our operating expenses to scale commensurate with our increased operations.

Liquidity and Capital Resources

At December 31, 2024 and 2023, we had $26,015 and $nil, respectively, in cash on hand and there were outstanding liabilities of $1,280,041 and $850,078, respectively. The working capital deficits were $593,505 and $850,078, respectively.

For the year ended December 31, 2024, the Company used $253,076 of cash for operations as compared to $41,935 for the year ended December 31, 2023. The net cash provided by the financing activities for the year ended December 31, 2024 was $379,091 as compared to $41,935 for the year ended December 31, 2023.

The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operations. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail some of its planned activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities should the Company be unable to continue as a going concern.

Achieving profitability is dependent on achieving a level of revenue adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offerings and may seek additional capital through arrangements with strategic partners from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be dilutive to existing shareholders.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HALLMARK VENTURE GROUP, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

HALLMARK VENTURES GROUP, INC.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hallmark Ventures Group, Inc. (the ‘Company’) as of December 31, 2024, and 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years ended December 31, 2024, and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years ended December 31, 2024, and 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3, the Company suffered an accumulated deficit of $(3,096,015), a negative working capital of $(593,505). These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regards to these matters are also described in Note 3 to the financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ OLAYINKA OYEBOLA & CO.

OLAYINKA OYEBOLA & CO.

(Chartered Accountants)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

March 25, 2025

HALLMARK VENTURE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2024	December 31, 2023
ASSETS

CURRENT ASSETS:
Cash	$26,015	$—
Accounts receivable	555,195	—
Note receivable	100,000	—
Interest receivable	5,326	—

TOTAL ASSETS	$686,536	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:

Accounts payable and accrued liabilities	$26,381	$281,716
Accrued compensation	56,666
Due to related parties	826	—
Convertible notes payable – related party, net of debt discount of $0 and $23,586	74,501	71,230
Convertible notes payable – net of debt discount of $33,333	317,452	—
Notes payable	243,121	—
Accrued interest - related party	11,075	7,555
Accrued interest	3,735	3,426
Derivative liability	510,154	293,621
Stock payable	36,130	36,130
Settlement liability	—	9,601
Settlement liability - related party	—	146,799
Total Current Liabilities	1,280,041	850,078

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 523,925,844 and 612,179,943 issued and outstanding, respectively	523,925	612,179
Additional paid-in capital	1,978,485	1,787,804
Accumulated deficit	(3,096,015)	(3,250,161)
Total Stockholders’ Deficit	(593,505)	(850,078)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$686,536	$—

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2024	2023

Revenue	$609,549	$—
Cost of revenue	(89,087)	—
Gross margin	$520,462	$—

Expenses:
General and administrative	$52,847	$7,670
Professional fees	37,075	39,956
Payroll expense	158,995	—
Total operating expenses	248,917	47,626
Income (loss) from operations	271,545	(47,626)

Other income (expense):
Interest expense	(55,248)	(22,036)
Imputed interest expense	—	(8,835)
Interest income	5,326	—
Amortization of debt discount	(216,768)	(59,659)
Gain on conversion of debt	265,824	—
Change in fair value of derivative	161,623	280,335
Loss on issuance of convertible note	(278,156)	(337,263)
Total other expense	(117,399)	(147,458)

Net income (loss) before income taxes	154,146	(195,084)
Provision for income tax	—	—
Net Income (Loss)	$154,146	$(195,084)

Income (loss) per share – basic	$0.00	$(0.00)
Income (loss) per share –diluted	$0.00	$(0.00)

Weighted average shares outstanding – basic	596,657,504	351,004,670
Weighted average shares outstanding diluted	872,068,367	840,391,670

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2022	100,000	$100	216,403,374	$216,403	$1,940,226	$(3,055,077)	$(898,348)
Common stock issued for payment on settlement liability	—	—	222,639,041	222,639	(92,420)	—	130,219
Common stock issued for payment on settlement liability - related party	—	—	173,146,328	173,146	(71,596)	—	101,550
Shares canceled	—	—	(8,800)	(9)	9	—	—
Forgiveness of debt – related party	—	—	—	—	2,750	—	2,750
Imputed interest on amounts due to related party	—	—	—	—	8,835	—	8,835
Net loss	—	—	—	—	—	(195,084)	(195,084)
Balance, December 31, 2023	100,000	100	612,179,943	612,179	1,787,804	(3,250,161)	(850,078)
Common stock issued for payment on settlement liability	—	—	10,005,580	10,006	(5,002)	—	5,004
Forgiveness of debt related party	—	—	—	—	97,423	—	97,423
Cancellation of shares	—	—	(98,259,679)	(98,260)	98,260	—
Net income	—	—	—	—	—	154,146	154,146
Balance, December 31, 2024	100,000	$100	523,925,844	$523,925	$1,978,485	$(3,096,015)	$(593,505)

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$154,146	$(195,084)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Imputed interest on amounts due to related party	—	8,835
Amortization of debt discount	216,768	59,659
Change in fair value of derivative	(161,623)	(280,335)
Loss on issuance of convertible debt	278,156	337,263
Gain on forgiveness of debt	(265,824)	—
Changes in operating assets and liabilities:
Accounts receivable	(555,195)	—
Interest receivable	(5,326)	—
Accounts payable and accrued expenses	6,859	17,488
Accrued compensation	56,666	—
Accrued interest – related party	21,988	7,555
Accrued interest	309	2,685
Net cash used in operating activities	(253,076)	(41,935)

Cash Flows from Investing Activities:
Issuance of note receivable	(100,000)	—
Net cash used by investing activities	(100,000)	—

Cash Flows from Financing Activities:
Proceeds from convertible note payable - related party	2,951	41,935
Proceeds from notes payable	376,140	—
Net cash provided by financing activities	379,091	41,935

Net Change in Cash	26,015	—
Cash beginning of year	—	—
Cash end of year	$26,015	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued for payment on settlement liability - related party	$—	$101,550
Common stock issued for payment of debt	$—	$130,219
Forgiveness of debt – related party	$97,423	$—
Common stock issued for payment of debt	$5,003	$—

The accompanying notes are an integral part of these financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Financial Statements

December 31, 2024

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

The following table classifies the Company’s liabilities measured at fair value on a recurring basis into the fair value hierarchy as of:

December 31, 2024:

Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$510,154
Total	$–	$–	$510,154

December 31, 2023:

Description	Level 1	Level 2	Level 3
Derivative	$–	$–	$293,621
Total	$–	$–	$293,621

Basic and Diluted Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260. Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed using the weighted-average number of common shares and the dilutive effect of contingent shares outstanding during the period. As of December 31, 2024, the Company has approximately 185,410,863 potentially dilutive shares from convertible notes payable and 90,000,000 potentially dilutive shares from Series A preferred stock. As of December 31, 2023, the Company has approximately 399,387,000 potentially dilutive shares from convertible notes payable and 90,000,000 potentially dilutive shares from Series A preferred stock.Diluted amounts are not presented when the effect of the computations are anti-dilutive due to the losses incurred.

Revenue Recognition

The Company follows ASC 606, Revenue from Contracts with Customers, the core principle of which is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, five basic criteria must be met before revenue can be recognized: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as the Company satisfies a performance obligation. The company generates revenues primarily from search engine marketing.

Jubilee generates revenue in two ways.

The first and more substantial consists of Jubilee launching and managing Yahoo partner advertisements on its own behalf.

The second is a SAAS model in which Jubilee allows third party companies to use the platform to run Yahoo partner ads. The fee for this service is 5% of the third-party ad spend.

Accounts Receivable

The Company evaluates the collectability of its trade accounts receivable based on a number of factors. In circumstances where the Company becomes aware of a specific customer’s inability to meet its financial obligations to the Company, a specific reserve for bad debts is estimated and recorded, which reduces the recognized receivable to the estimated amount the Company believes will ultimately be collected. In addition to specific customer identification of potential bad debts, bad debt charges are recorded based on the Company’s historical losses and an overall assessment of past due trade accounts receivable outstanding.

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

Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon settlement. A liability for “unrecognized tax benefits” is recorded for any tax benefits claimed in the Company’s tax returns that do not meet these recognition and measurement standards. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was required to be reported.

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

As of December 31, 2024, the Company had an accumulated deficit of $3,096,015 and requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 – NOTE RECEIVABLE

On May 2, 2024, the Company made a strategic loan to an independent privately-held non-affiliated third party by entering into a $100,000, 180 day 8% on demand Promissory Note Agreement. As of December 31, 2024, there is $5,326 of interest receivable due on this note.

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On September 20, 2024, Hallmark Venture Group, Inc. entered into a Debt Cancellation Agreement with Archer & Greiner, P.C., and a total of $262,192 of legacy legal debts were cancelled.

As of December 31, 2024 and 2023, accounts payable and accrued liabilities consist of the following:

Description	December 31, 2024	December 31, 2023
Legal fees	$26,381	$281,716
Total	$26,381	$281,716

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

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note is unsecured, non-interest bearing, and matures on December 4, 2024. The note is convertible into shares of common stock at a 50% discount to the lowest trading price for the twenty-five days prior to conversion. On March 8, 2024, the Company repaid $70,000 of the loan. As of December 31, 2024, the note is disclosed as $74,501, net of discount of $0. As of December 31, 2023, the note is disclosed as $12,042, net of discount of $132,459.

NOTE 7 – SETTLEMENT LIABILITY

On September 15, 2022, the Company was informed through its counsel in regard to a past due note payable, with an unrelated third party, from 2017 in the amount of $60,217 along with calculated past due interest of $75,699 resulting in a total amount due of $135,916. On September 24, 2022, the Company entered into a 90-day Standstill Agreement relating to the claim against the Company. The Company has acknowledged the liability and has booked $139,821 (includes additional interest of $3,905) as a Settlement Liability as of December 31, 2024.

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

On March 28, 2024, Green Horseshoe, LLC assigned the Settlement Agreement, Court Order, and balance of debt of $146,799 to Alpha Strategies Trading Software, Inc.

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

As of December 31, 2024, the total amount due to Nicosel, LLC is $350,784 and $11,075 of principal and interest, respectively.

On October 9, 2024, the Company authorized the issuance of up to $500,000 in non-convertible promissory notes. The notes, when issued, will bear interest at a rate of 12% per month and will be due and payable six months after issuance. Purchasers of the notes will also be issued a common stock purchase warrant (each a “Warrant”). The warrant shall be exercisable at a price of $2.00 per share and shall expire two years after the issuance date.

On October 15, 2024, the Company issued a $50,000 promissory note, and a warrant to purchase 1,250 shares of Company common stock.

On October 28, 2024, the Company issued a $33,000 promissory note, (increased to $36,960) and a warrant to purchase 825 shares of Company common stock.

On November 4, 2024, the Company issued a $30,000 promissory note and a warrant to purchase 750 shares of Company common stock.

On November 15, 2024 the Company issued a $25,000 promissory note and a warrant to purchase 625 shares of Company common stock.

On November 19, 2024 the Company issued a $50,000 promissory note and a warrant to purchase 1,250 shares of Company common stock.

On December 20, 2024 the Company issued a $25,000 promissory note and a warrant to purchase 625 shares of Company common stock.

NOTE 10 – DERIVATIVE LIABILITY

The Company currently has derivative liabilities for its convertible promissory notes with John Murphy and Nicosel, LLC.

A summary of the activity of the derivative liability for these notes is as follows:

Balance at December 31, 2022	$53,967
Increase to derivative due to new issuances	519,989
Derivative gain due to mark to market adjustment	(280,335)
Balance at December 31, 2023	293,621
Decrease to derivative due to repayments	(66,769)
Increase to derivative due to new issuances	378,156
Derivative gain due to mark to market adjustment	(94,854)
Balance at December 31, 2024	$510,154

A summary of quantitative information about significant unobservable inputs (Level 3 inputs) used in measuring the Company’s derivative liability that are categorized within Level 3 of the fair value hierarchy is as follows:

Inputs	December 31, 2024	Initial Valuation
Stock price	$0.0033	$0.0004 - 0.0039
Conversion price	$0.0009 - 0.0011	$0.001 - 0.002
Volatility (annual)	333.08% - 310.70%	186.77% - 500.68%
Risk-free rate	4.37%	4.19% - 5.21%
Dividend rate	–	–
Years to maturity	0.25 - 0.33	1

NOTE 11 – STOCK PAYABLE

The Company’s related party settlement liability (Note 7) included the requirement to issue 5,000,000 shares of the Company’s common stock in order to cover litigation and legal expenses associated with the settlement agreement. The value of the shares at the settlement date was $0.01 resulting in a total value of $50,000. The Company issued 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870. The balance due is $36,130 as of December 31, 2024 and 2023.

NOTE 12 – COMMON STOCK

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

NOTE 13 – WARRANTS

On May 1, 2024, the Company issued a Warrant Subscription Agreement is for 100,000 warrants, exercisable within one year of the execution date of the agreement at a price of $1.00.

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	1.00
Risk-free interest rate	5.21%
Expected volatility	353.02%
Dividend yield	0%

On October 9, 2024, the Company authorized the issuance of up to $500,000 in non-convertible promissory notes. Purchasers of the notes will also be issued a common stock purchase warrant. The warrants shall be exercisable at a price of $2.00 per share and shall expire two years after the issuance date.

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	2.00
Risk-free interest rate	3.95%
Expected volatility	323.21%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2023	—	$—	—	$—
Issued	105,325	$1.05	.50	—
Expired	—	$—	—	—
Exercised	—	$—	—	—
Outstanding, December 31, 2024	105,325	$1.05	.41	$—

NOTE 14 – PREFERRED STOCK

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

The Company has 100,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2024 and 2023, respectively. Beartooth Asset Holdings, LLC, an entity controlled by Paul Strickland, the Company’s Secretary and a member of the board of directors, acquired the Series A Preferred Stock on June 20, 2022 from Endicott Holding Group, LLC.

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

NOTE 15 – OTHER RELATED PARTY TRANSACTIONS

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

Imputed interest is assessed as an expense to the business operations and an addition to paid in capital. The imputed interest rate is 8%. During the year ended December 31, 2024 and 2023 the imputed interest was $0 and $8,835, respectively.

NOTE 16 — COMMITMENTS AND CONTINGENCIES

From time to time, the Company may be a defendant in pending or threatened legal proceedings arising in the normal course of its business. Management is not aware of any pending, threatened or asserted claims.

See “Note 7 – Settlement Liability”.

See “Note 8 - Settlement Liability – Related Party”.

NOTE 17 – INCOME TAXES

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

Net deferred tax assets consist of the following components as of December 31:

	December 31, 2024	December 31, 2023
Tax expenses at statutory rate	$32,400	$38,490
Tax effect of valuation allowance	(32,400)	(38,490)
Tax expenses, net	$—	$—

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pre-tax income from continuing operations for the period ended December 31, due to the following:

	December 31, 2024	December 31, 2023
NOL carryforwards	$650,165	$680,057
Valuation allowance	(650,165)	(680,057)
Deferred tax asset, net	$—	$—

At December 31, 2024, the Company had operating loss carry forwards of approximately $650,000. In accordance with Section 382 of the Internal Revenue code, the usage of the Company’s net operating loss carryforwards may be limited in the event of a change in ownership. A full Section 382 analysis has not been prepared and NOLs could be subject to limitation under Section 382.

NOTE 18 — SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) management has performed an evaluation of subsequent events through the date that the financial statements were issued and has determined that it has the following material subsequent events to disclose in these financial statements.

On March 7, 2025, the Company issued an 8% Convertible Promissory Note in the principal amount of $50,000 to an Investor. The note matures on March 6, 2026, and is convertible into shares of common stock at a 50% discount of the average closing price during the ten trading days prior to conversion.

The Company entered into a Line of Credit Agreement (“LOC”), made and entered into effective as of February 24, 2025, but is effective as of the October 1, 2024 (“Effective Date”) with NMG Media, LLC (the “Lender”). The Company received a loan from the lender for $26,160 and is not memorializing that loan into a LOC. The LOC bears interest at 6% and matures in 180 days.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2024, and this assessment identified the following material weaknesses in our internal control over financial reporting.

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Because of the material weaknesses described in the preceding paragraphs, management concluded that, at December 31, 2024, the Company’s internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9B. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and titles of our executive officers and directors.

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position(s)

Evan Bloomberg	33	President, Chief Executive Officer and a Director
Paul Strickland	48	Secretary, Director
Nicholas Cardosi	33	Director

Evan Bloomberg – Mr. Bloomberg has over 13 years of experience in the SEM industry and has been a driving force behind integrating machine learning and AI into marketing strategies. One of the early innovators in this space, Evan’s technical vision has reshaped how the company approaches automation and data-driven decision-making. A Georgetown University graduate with a degree in Computer Science, Evan combined his technical knowledge with strategic marketing to push the boundaries of what’s possible in SEM. His leadership has been a cornerstone of the company’s growth, driving both technological advancements and market expansion.

Outside of work, Evan’s competitive nature shines through his background as a Division 1 track athlete and his dedication to Mixed Martial Arts, where he holds an undefeated amateur record. His focus, discipline, and technical expertise have been key to the company’s continued innovation and success in the fast-evolving SEM and AI landscape.

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

Nicholas Cardosi – Mr. Cardosi has spent over 12 years building and managing high-impact partnerships in search engine marketing and programmatic advertising. Throughout his career, he has held pivotal roles at Carbon DMP and Clicksco, where he was instrumental in establishing and nurturing relationships with industry giants like Yahoo, Microsoft, and Google. As Partnerships Manager at Clicksco, Nick drove significant growth by strategically aligning partnerships and securing long-term alliances with major players in the digital space. Building on this success, Nick launched his consulting business, NDC Solutions, where he leverages his extensive network to broker valuable client partnerships. These alliances open new revenue streams and innovative solutions to complex digital challenges. His vast connections and hands-on approach make him a trusted expert known for forging partnerships that drive substantial opportunities and sustainable growth in digital advertising. Nick is also a principal of CVC.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to each named executive officer and director for our last two completed fiscal years for all services rendered to us.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Evan Bloomberg	2024	$64,893	$8,000	$1,000,000	$-	$-	$-	$-	$1,072,893
President, CEO, Director	2023	$-	$-	$-	$-	$-	$-	$-	$-
Paul Strickland	2024	$-	$-	$-	$-	$-	$-	$-	$-
Secretary, Director	2023	$-	$-	$-	$-	$-	$-	$-	$-
Nicolas Cardosi	2024	$-	$-	$-	$-	$-	$-	$-	$-
Director	2023	$-	$-	$-	$-	$-	$-	$-	$-

Employment Agreements

On October 23, 2024, the Company entered into a Management Agreement with Evan Bloomberg whereby Mr. Bloomberg agreed to provide management/CEO services to the Company for a two-year term (automatically renewable for successive one-year periods), in exchange for (i) an annual salary in the amount of $340,000, (ii) performance bonuses of up to 2.5% of the quarterly revenue generated by the Company, and (iii) $1,000,000 in shares of Company common stock.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2024, the Company had one outstanding equity award as follows: $1,000,000 in shares of Company stock payable to Evan Bloomberg in accordance with his Management Agreement. The Shares shall be valued at the average closing price of the Company Stock on the effective date of the Management Agreement, minus a fifty percent (50%) discount

Director Compensation

As of the date of this filing, we do not have any compensation agreements in place with any of our directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of the date of this filing, information regarding the beneficial ownership of each class of our voting securities by: (i) our officers and directors; (ii) all of our officers and directors as a group; and (iii) each person known by us to beneficially own 5% or more of any class of our outstanding voting securities. Generally, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days.

The address of each holder listed below, except as otherwise indicated, is c/o HALLMARK VENTURE GROUP, INC., 1800 N Town Center Drive, STE 100, Las Vegas, NV 89144.

Name of Beneficial Owner 5% Beneficial Owners	Shares of Common Stock Beneficially Owned**	Percent of Common Stock Beneficially Owned(1)**	Shares of Series A Preferred Stock Beneficially Owned(2)**	Percent of Series A Preferred Stock Beneficially Owned**	Number of Voting Shares Beneficially Owned**	Percent of Voting Shares Beneficially Owned(3)**

Green Horseshoe, LLC(5)	55,146,328	10.52%			55,146,328	<1%
Stem Capital Consultants, LLC(6)	55,000,000	10.49%			55,000,000	<1%
John D. Murphy	26,196,292	5.0%			26,196,292	<1%
Directors and Officers
Evan Bloomberg, President, CEO and a Director (1)(4)			100,000	100%	100,000	95.02%
Paul L. Strickland, Secretary and Director (1)	26,196,292	5.0%			26,196,292	<1%
All directors and executive officers as a group (2 persons)	26,196,292	5.0%	100,000	100%	26,296,292	95.27%

(1)	The address for Mr. Bloomberg is 1800 N Town Center Drive, STE 100, Las Vegas, NV 89144, and the address for Mr. Strickland is 120 State Ave. NE, Olympia, WA 98501.

(2)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.

(3)	Based on 523,925,844 shares of common stock outstanding as of December 30, 2024. Shares of common stock underlying convertible securities held by any person, which securities are currently exercisable or exercisable within 60 days of September 30, 2022, are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(4)	Consists of 100,000 shares of Series A Convertible Preferred Stock. Each share is (i) entitled to 100,000 votes on all matters submitted to shareholders for a vote, and (ii) convertible into 900 shares of the common stock of the Company. These shares are held individually Evan Bloomberg, the Chief Executive Officer and President of the Company and a member of its Board of Directors.

(5)	Consists of 55,146,328 shares of common stock. On September 17, 2020, the Company entered into a Settlement Agreement and Stipulation (the “Settlement Agreement”) with Green Horseshoe, LLC relating to the Company’s past due notes payable with a principal balance of $285,206 and accrued interest of $296,670 representing a total settlement liability $581,876. The Settlement Agreement calls for the issuance of free-trading common shares to Green Horseshoe, LLC at a conversion rate of 50% of the average closing price of the Company’s shares for the 10 trading days prior to any issuance notice issued by Green Horseshoe, LLC, subject to a 9.9% beneficial ownership cap. The remaining settlement liability is $146,799. As of December 31, 2023, a conversion of the full remaining settlement liability would result in the issuance of approximately 146,799,000 shares of common stock to Green Horseshoe, LLC, without giving effect to the 9.9% beneficial ownership cap. The address for Green Horseshoe, LLC is 4230 So. MacDill Ave., Suite I, Tampa, FL 33611, and the control person for this entity is Mark Pena.

(6)	Consists of 55,000,000 shares of common stock. The address for Stem Capital Consultants, LLC is 54 State Street, Suite 804-4120, Albany, NY 12207 and the control person for this entity is Joseph Sansobrino and Greg Regan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a party to certain related party transactions, as described below.

Convertible Notes

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

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note is unsecured, non-interest bearing, and matures on December 4, 2024. The note is convertible into shares of common stock at a 50% discount to the lowest trading price for the twenty-five days prior to conversion. On March 8, 2024, the Company repaid $70,000 of the loan. As of December 31, 2024, the note is disclosed as $74,501, net of discount of $0. As of December 31, 2023, the note is disclosed as $12,042, net of discount of $132,459.

Settlement Liability

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

On March 28, 2024, Green Horseshoe, LLC assigned the Settlement Agreement, Court Order, and balance of debt of $146,799 to Alpha Strategies Trading Software, Inc.

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

	2024	2023
Audit fees	$24,575	$16,500
Audit related fees	$-	$-
Tax fees	$-	$-
All other fees	$-	$-
Total	$24,575	$16,500

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

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended December 31, 2024.

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

PART IV

ITEM 15. EXHIBITS

Exhibit Number	Description
10.1	Management Agreement (E. Bloomberg)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (*)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (*)
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK VENTURE GROUP, INC.

Date: March 27, 2025	BY:	/s/ Evan Bloomberg
Chief Executive Officer, Principal Financial Officer, Director

	BY:	/s/ Paul Strickland
Secretary, Director

