Form 10-Q
period 2025-03-31
HALLMARK VENTURE GROUP, INC.
filed 2025-07-14
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to __________

Commission File Number: 000-56477

HALLMARK VENTURE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	34-2001531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 N Town Center Drive, Ste 100, Las Vegas, Nevada 89144

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

As of July 14, 2025, there were 58,945,832 shares of the issuer’s common stock outstanding.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HALLMARK VENTURE GROUP, INC.

HALLMARK VENTURE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$36,544	$3,629
Note receivable, net	—	105,326
Assets from discontinued operations	23,618	577,581

TOTAL ASSETS	$60,162	$686,536

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$37,269	$26,381
Accrued compensation	—	56,666
Due to related parties	7,326	826
Convertible note payable – related party	74,501	74,501
Convertible notes payable – net of debt discount of $8,333 and $33,333, respectively	392,452	317,452
Notes payable	216,960	216,960
Accrued interest	65,762	14,810
Derivative liability	526,033	510,154
Liabilities from discontinued operations	26,161	26,161

Total Current Liabilities	1,346,464	1,243,911
Total Liabilities	1,346,464	1,243,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 1,047,852 and 1,047,852 issued and outstanding, respectively	1,048	1,048
Additional paid-in capital	2,501,362	2,501,362
Stock payable	36,130	36,130
Accumulated deficit	(3,824,942)	(3,096,015)
Total Stockholders’ Deficit	(1,286,302)	(557,375)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,162	$686,536

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$—	$—

Expenses:
General and administrative	$39,717	$18,766
Professional fees	18,293	—
Total operating expenses	58,010	18,766
Loss from operations	(58,010)	(18,766)

Other income (expense):
Interest expense	(97,752)	(6,864)
Bad debt expense	(105,326)	—
Amortization of debt discount	(25,000)	(126,012)
Change in fair value of derivative	(15,879)	169,647
Total other (expense) income	(243,957)	36,771

Net (loss) income before income taxes	(301,967)	18,005
Provision for income tax	—	—
Net (Loss) Income from continuing operations	(301,967)	18,005
Net (Loss) from discontinued operations	(426,960)	—
Net Loss	$(728,927)	$18,005

(Loss) income per share – basic	$(0.70)	$0.01
(Loss) income per share –diluted	$(0.70)	$0.01

Weighted average shares outstanding – basic	1,047,852	1,243,066
Weighted average shares outstanding diluted	1,047,852	2,580,521

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	payable	Capital	Deficit	Deficit
Balance, December 31, 2024	100,000	$100	1,047,852	$1,048	$36,130	$2,501,362	$(3,096,015)	$(557,375)
Net loss	—	—	—	—	—	—	(728,927)	(728,927)
Balance, March 31, 2025	100,000	$100	1,047,852	$1,048	$36,130	$2,501,362	$(3,824,942)	$(1,286,302)

	Series A Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2023	100,000	$100	1,224,360	$1,224	$2,398,759	$(3,250,161)	$(850,078)
Common stock issued for payment on settlement liability	—	—	20,011	20	4,983	—	5,003
Net income	—	—	—	—	—	18,005	18,005
Balance, March 31, 2024	100,000	$100	1,244,371	$1,244	$2,403,742	$(3,232,156)	$(827,070)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income from continued operations	$(301,967)	$18,005
Adjustments to reconcile net (loss) income to net cash used by operating activities:
Amortization of debt discount	25,000	126,012
Bad debt expense	105,326	—
Change in fair value of derivative	15,879	(169,647)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	10,888	3,050
Accrued compensation	(56,666)	—
Accrued interest	50,953	3,814
Due to a related party	6,500	—
Assets from discontinued operations	553,962	—
Net cash provided (used) by operating activities from continued operations	409,875	(18,766)
Loss from discontinued operations	(426,960)	—
Net cash used in operating activities	(17,085)	(18,766)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	50,000	18,766
Net cash provided by financing activities	50,000	18,766

Net change in cash	32,915	—
Cash beginning of period	3,629	—
Cash end of period	$36,544	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$46,800	$—
Income taxes	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued for payment of debt	$—	$5,003

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Unaudited Financial Statements

March 31, 2025

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

On June 20, 2022, Endicott transferred 100% of the preferred shares, and 221,293 of the shares of common stock it held, to Beartooth Asset Holdings, LLC, an entity controlled by the Company’s Secretary, Paul Strickland, resulting in a change of control of the Company.

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

On July 12, 2022, Paul Strickland, the Company’s Principal Financial Officer, became a director of the Company.

On January 11, 2024, the Company entered into a Change of Control Agreement (the “CoC Agreement”) by and between John D. Murphy, Jr., the Company’s Director and CEO and JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr. (“Murphy”), and Paul Strickland, the Company’s Director and Secretary, and Selkirk Global Holdings, LLC, and Beartooth Asset Holdings, LLC, both entities controlled by Paul Stirckland (“Strickland”), and Steven Arenal and Aurum International Ltd., an entity controlled by Steven Arenal (“Aurum”) and, pursuant to which Murphy, Strickland, and their respective control entities assigned the Series A preferred shares controlled by each to Aurum. Strickland transferred 196,519 in restricted common shares to Aurum. In exchange, Murphy and Strickland retained 5% equity in the Company, post-restructuring, and these shares have an 18-month anti-dilution provision as described in the Anti-Dilution Agreement executed between the Parties. Murphy and Strickland also cancelled debts owed to each by the Company. Strickland cancelled $83,342.25 in debts. Murphy cancelled $74,501 in debts. Murphy received $70,000 from Aurum in exchange for partial debt cancellation delivered into Escrow on February 27, 2024. Aurum received a $77,000 10% convertible promissory note in exchange for partially paying the Company’s debt owed to Murphy. The Consideration outlined herein is subject to the provisions of the Escrow Agreement between the Parties. The Company officially moved its place of business to 626 Wilshire Blvd., Suite 410, Los Angeles, California 90017.

On January 11, 2024, John D. Murphy, Jr. resigned as Director and Officer of the Company and all other positions he held with the Company.

On January 11, 2024, Paul Strickland resigned as Director and Officer of the Company and all other positions he held with the Company.

On January 11, 2024, Steven Arenal was elected as Director of the Company and appointed Chief Executive Officer, President, and Secretary of the Company.

On February 27, 2024, Steve Arenal and Aurum International Ltd. were given notice of default and failure to perform on the agreements they had signed, and Strickland and Murphy also gave notice of cancellation of all the foregoing agreements.

On February 28, 2024, a special meeting of shareholders was held removing Arenal and reinstating Murphy and Strickland and reversing and canceling all of the foregoing Aurum International Ltd / Arenal agreements.

On February 28, 2024, the Company filed an 8-K disclosing the cancellation, termination, and failure to perform on the aforementioned Arenal / Aurum agreements.

On March 4, 2024, The Company and its Board of Directors approved a 1:500 reverse split of the Company’s common stock.

On March 7, 2024, The Company filed the Amended and Restated Articles of Incorporation with Florida Secretary of State reflecting the 1:500 reverse split of the Company’s common stock. The reverse split was approved by FINRA effective April 24, 2025.

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

On September 26, 2024, the Company and Jubilee Intel, LLC (“Jubilee”) entered into an Agreement and Plan of Reorganization (the “Merger”) whereby the Company acquired 100% membership interests in and to Jubilee in exchange for 100,000 shares of Series A Preferred Stock. As a result of the Merger, Jubilee has become a wholly owned and operating subsidiary of the Company.

On May 12, 2025, the Company, entered into a Membership Interest Assignment Agreement by and between the Company and Evan Bloomberg, its former officer and director, whereby the Company assigned 100% of the Jubilee Intel, LLC membership interest units it held to Mr. Bloomberg in exchange for Mr. Bloomberg’s transferring all 100,000 Series A Preferred Shares of the Company he held to Selkirk Global Holdings, LLC, an entity controlled by Paul Strickland, sole director and officer of the Company. As a result of the assignment, Jubilee Intel, LLC is no longer a wholly-owned subsidiary of the Company, and is presented as a discontinued operation (Note 17). The Company is currently in the process of restructuring.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States if America of (“US. GAAP”) as found in the Accounting Standards Codification (“ASC”), and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and are expressed in US Dollars. The unaudited condensed interim consolidated financial statements should be read in conjunction with the notes contained herein as part of the Company’s Quarterly Report in its Form 10-Q filing under the Securities Exchange Commission.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and these differences could be material.

The most significant estimates made by management in the preparation of the financial statements relate to the estimates used to calculate the fair value of certain liabilities, the derivative liability, present value of note payable and note receivable, the valuation of investments and any impairment and the net book value of long-lived assets. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from such estimates under different assumptions and conditions.

Management evaluates the collectability of notes receivable in accordance with the Current Expected Credit Loss (“CECL”) model under ASC 326. This approach requires the Company to estimate expected credit losses over the contractual life of the notes, considering historical loss experience, current conditions, and reasonable and supportable forecasts. The allowance for credit losses is adjusted through earnings and reflects management’s best estimate of losses expected to be incurred. When collection is no longer reasonably assured or the note is deemed uncollectible, it is written down to its estimated recoverable amount. These estimates involve significant judgment and are subject to change as conditions evolve.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Jubilee Intel, LLC. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. The Company has cash of $36,544 and $3,629 as of March 31, 2025 and December 31, 2024, respectively.

Reclassifications

Certain reclassifications have been made to prior periods to conform with current reporting. These reclassifications did not affect net income, total assets, liabilities or equity reported.

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

Derivative Financial Instruments

The Company evaluates whether embedded conversion features in its financial instruments meet the criteria for separate accounting under ASC 815, “Derivatives and Hedging.” If the conversion feature is not clearly and closely related to the host debt instrument and does not meet the scope exception for equity classification, it is bifurcated and accounted for as a derivative liability. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a weighted-average Black-Scholes-Merton option pricing model to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period.

Fair Value of Financial Instruments

The fair value is an exit price representing the amount that would be received to sell an asset or required to transfer a liability in an orderly transaction between market participants. As such, fair value of a financial instrument is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or a liability.

A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

●	Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2: Observable inputs that reflect quoted prices for identical assets or liabilities in markets that are not active; quoted prices for similar assets or liabilities in active markets; inputs other than quoted prices that are observable for the assets or liabilities; or inputs that are derived principally from or corroborated by observable market data by correlation or other means.
●	Level 3: Unobservable inputs reflecting our own assumptions incorporated in valuation techniques used to determine fair value. These assumptions are required to be consistent with market participants assumptions that are reasonably available.

The Company’s financial instruments consist of equity investments, note receivables, derivative liabilities and notes payable. The Company’s note receivables were indirectly written down to zero due to potential non-collections. The Company’s derivative liabilities have a fair value of zero principally due to a decline in the stock price. These instruments are in level 3 of the fair value hierarchy.

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of March 31, 2025 and December 31, 2024, the Company did not have any level 1 or 2 financial instruments. On March 31, 2025 and December 31, 2024 the Company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis.

At March 31, 2025

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Note Receivable, Net	—	—	$—
Liabilities
Convertible Note, related party	—	—	$74,501
Convertible Note, net	—	—	$392,452
Note Payable	—	—	$216,960
Derivative Liability	—	—	$526,033

At December 31, 2024

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Note Receivable, Net	—	—	$105,326
Liabilities
Convertible Note, related party	—	—	$74,501
Convertible Note, net	—	—	$317,452
Note Payable	—	—	$216,960
Derivative Liability	—	—	$510,154

Basic and Diluted Income (Loss) Per Share

The Company computes earnings (loss) per share (“EPS”) in accordance with ASC 260, “Earnings per Share” which requires presentation of both basic and diluted EPS on the face of the statement of operations. Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares outstanding during the period. Diluted EPS gives effect to all diluted potential common shares outstanding during the period. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of warrants or stock or conversion of stock. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive.

On March 31, 2025 the Company had convertible debt outstanding, warrants exercisable to 105,325 shares of common stock. On December 31, 2024 the Company had convertible debt outstanding, warrants exercisable to 105,325 shares of common stock. For both periods the effect of exercisable options and warrants is anti-dilutive and they have been excluded from dilutive EPS.

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

In May 2025, the management of Jubilee Intel and of Hallmark Venture Group decided to cancel the merger agreement resulting in the transfer of Hallmark’s control of the entity (Note 17). Hallmark is evaluating various business opportunities to determine new lines of business to pursue. The continued operations of the Company have no revenue generation streams.

Jubilee, a now discontinued operations, generates revenue in two ways. The first and more substantial consists of Jubilee launching and managing Yahoo partner advertisements on its own behalf. The second is a SAAS model in which Jubilee allows third party companies to use the platform to run Yahoo partner ads. The fee for this service is 5% of the third-party ad spend.

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

Discontinued Operations

The Company accounts for discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations. The disposal of a component or group of components is classified as a discontinued operation if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. This includes the sale, abandonment, or other disposal of legal entities, business segments, or significant components.

Upon meeting the criteria for discontinued operations, the results of operations, including any gain or loss on disposal, are presented separately in the consolidated statements of operations for all periods presented. Assets and liabilities of discontinued operations are presented separately in the consolidated balance sheets. The results of operations of the discontinued component are still reported separately in the consolidated statement of operations.

Management evaluates and updates the classification of operations as discontinued when relevant events occur, such as the approval of a sale plan, abandonment, or completion of disposal.

Operating Segments

Operating segments are defined as components of an entity for which discrete financial information is available that is regularly reviewed by the Chief Operating Decision Maker (“CODM”), or decision maker group, in deciding how to allocate resources to an individual segment and in assessing performance. Our chief operating decision–making group is composed of the Chief Executive Officer. The Company’s only operating segment is now classed as a discontinued operations for comparative years presented (Note 17).

Reverse Stock Split

Subsequent to the reporting period, on April 24, 2025, the Company effected a 1-for-500 reverse stock split of its issued and outstanding common stock. (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each ten (500) shares of issued and outstanding common stock were converted into one. The par value of the common stock remained unchanged at $0.001 per share.

In accordance with Staff Accounting Bulletin (“SAB”) Topic 4C and relevant U.S. GAAP guidance, the reverse stock split has been retrospectively reflected in these condensed consolidated financial statements for all periods presented in the accompanying financial statements, including the balance sheets, statements of stockholders’ equity, including all share and per-share amounts (such as earnings per share and weighted-average shares outstanding).

No fractional shares were issued in connection with the Reverse Stock Split. Any fractional shares resulting from the split were rounded up to the next whole share, consistent with the Company’s corporate charter. This accounting policy ensures the comparability of share-related information across all periods presented.

The reverse stock split did not affect the total dollar amount of common stock or total stockholders’ equity.

Allowance for Credit Losses

The Company applies the CECL model under ASC 326 to estimate expected credit losses on financial assets, including trade receivables, notes receivable, and held-to-maturity debt securities. CECL requires consideration of historical loss experience, current conditions, and reasonable forecasts over the asset’s contractual life.

As of the reporting date, a material allowance for credit losses was recorded for an outstanding note receivable; however, management determined that the nature of the underlying balances did not require a CECL-based assessment. Instead, the allowance was estimated using alternative methods consistent with U.S. GAAP, based on the specific characteristics of the assets.

The allowance is reassessed at each reporting period, and changes are recognized in the income statement as credit loss expense.

Income taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2023, and prior. Based on the evaluation of the 2024 transactions and events, the Company does not believe it has any material uncertain tax positions that require measurement.

The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the fiscal years ended December 31, 2024, and 2023 and has not filed tax returns for either year. The Company has not received any notifications from the IRS. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at March 31, 2025 or December 31, 2024, and have not recognized interest and/or penalties in the consolidated statement of operations for the period ended March 31, 2025 or year ended December 31, 2024.

The Company is subject to taxation in the United States and the State of Nevada. The Company’s federal and applicable state income tax returns for the past three years remain subject to examination by the respective tax authorities

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an annual and interim basis, primarily disclosure of significant segment expense categories and amounts for each reportable segment. The new standard is effective for annual periods beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the annual financial statements for the year ended December 31, 2024, and for interim periods beginning in 2025. The Company adopted this ASU, effective for the year ended December 31, 2024. The adoption had no impact on the Company’s financial statements.

In June 2023, the PCAOB adopted amendments to its confirmation standard, AS 2310 - The Auditor’s Use of Confirmation, which become effective for audits of fiscal years beginning on or after June 15, 2024. The updated standard enhances the auditor’s responsibilities when designing and performing confirmation procedures, especially for cash and other third-party balances. The standard emphasizes the presumption that auditors will confirm cash and receivables unless direct access to reliable third-party information is obtained. This standard is not expected to materially impact the Company’s financial statements but may impact the nature and extent of audit procedures applied to cash and note balances in future audits.

In October 2024, the PCAOB adopted a new framework under the AS 1000 series - 1000 Series – General Responsibilities of the Auditor, which consolidates and modernizes the foundational responsibilities of auditors. Key changes include enhancements to professional skepticism, documentation, and coordination of the audit engagement, particularly in relation to the use of technology-assisted audit tools. The standard is effective for audits of financial statements for fiscal years ending on or after December 15, 2024. The Company does not anticipate any material impact from this standard, but it may influence the documentation and review procedures used by the Company’s auditors.

Effective January 1, 2024, for smaller reporting companies, the Financial Accounting Standards Board issued ASU 2020-06 Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for convertible instruments by eliminating the requirement to separately account for beneficial conversion features. The ASU also amends guidance for derivative scope exceptions and improves disclosures for convertible instruments. The Company adopted ASU 2020-06 on January 1, 2024, using the modified retrospective approach. The adoption has no impact on company financial statements.

The Company periodically reviews new accounting standards that are issued. Although some of these accounting standards may apply to the Company, the Company has not identified any new standards that it believes merit further discussion or change to adopted policies, and the Company expects that none would have a significant impact on its financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and liquidation of liabilities in the normal course of business.

As of March 31, 2025, the Company had an accumulated deficit of $3,824,942 .. Net loss and net cash flows used in operating activities for the quarter ended March 31, 2025 was $728,927 and $17,085, respectively. The cash balance held as of this date is approximately $36,000. In May 2025, the Company discontinued its only operating segment, Jubilee Intel LLC, which generated revenues. The Company requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of March 31, 2025, the Company had accounts receivables of $15,266 compared to $555,195 as of December 31, 2024. Receivables consist of revenues generated through Jubilee, now part of discontinued operations.

Description	March 31, 2025	December 31, 2024
Accounts receivable beginning balance	$555,195	$—
Billings	—	555,195
Collections	225,265	—
Direct write offs	314,664
Accounts Receivable ending balance	$15,266	$555,195
Allowance for doubtful accounts	—	—
Accounts Receivable, net	$15,266	$555,195

NOTE 5 – NOTE RECEIVABLE

On May 2, 2024, the Company made a strategic loan to an independent privately-held non-affiliated third party by entering into a $100,000, 180 day 8% on demand Promissory Note Agreement. As of March 31, 2025, the Company determined that an allowance for the full amount of the note and interest receivable was allocated as the note was determined to be potentially noncollectable. As a result, the Company recognized $105,326 of bad debt expense for the three months ended March 31, 2025.

Description	March 31, 2025	December 31, 2024
Notes receivable - current portion	$107,299	$105,326
Allowance for doubtful accounts	(107,299)	—
Notes receivable, net	$—	$105,326

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of March 31, 2025 and December 31, 2024, accounts payable and accrued liabilities consist of the following:

Description	March 31, 2025	December 31, 2024
Legal fees	$26,381	$26,381
Credit card	10,888	—
Total	$37,269	$26,381

NOTE 7 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note is unsecured, non-interest bearing, and matures on December 4, 2024. The note is convertible into shares of common stock at a 50% discount to the lowest trading price for the twenty-five days prior to conversion. On March 8, 2024, the Company repaid $70,000 of the loan. As of March 31, 2025 and December 31, 2024, the balance of the note is $74,501 and $74,501, respectively.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

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

On May 6, 2024, this liability was assigned to Nicosel, LLC, a non-affiliate of the Company, when the parties agreed to convert the balance into a convertible note payable.

Other Convertible Notes Payable

On March 1, 2024, the Company issued a $100,000, 6% Demand Promissory note (the “Note”) to Alpha Strategies Trading Software, Inc., (“Alpha Strategies”) a non-affiliate of the Company. The Note matures on August 28, 2024, 180 days from the date of the Note. The Note has been issued to Holder in exchange for having made direct payments of Company expenses. $70,000 of the $100,000 note proceeds were used to cancel debts owed to John D. Murphy, Jr., the Company’s CEO and Director. On May 6, 2024, Alpha Strategies assigned this promissory note, with a balance of $103,986, to Nicosel, LLC, a non-affiliate of the Company.

On May 1, 2024, the Company issued a $100,000, 8% Convertible Promissory Note (the “Note”) and entered into a Warrant Subscription Agreement with Nicosel, LLC, a non-affiliate of the Company. The Note matures on April 30, 2025. The Warrant Subscription Agreement is for 100,000 warrants, exercisable within one year of the execution date of the agreement at a price of $1.00.

On March 7, 2025, the Company issued a convertible promissory note to Nicosel, LLC for $50,000. The note bears interest at 8% and matures on March 6, 2026. The note is convertible into shares of common stock at a 50% discount to the average closing price during the ten trading days prior to conversion.

As of March 31, 2025, the total amount due to Nicosel, LLC is $400,785 and $14,334 of principal and interest, respectively. The convertible note balance reported on March 31, 2025 is $392,452, net of debt discount of $8,333.

As of December 31, 2024, the total amount due to Nicosel, LLC is $350,784 and $11,075 of principal and interest, respectively. The convertible note balance reported on December 31, 2024 is $317,452, net of debt discount of $33,333.

NOTE 9 – NOTES PAYABLE

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

As of March 31, 2025 the total principal owed was $216,960 and accrued interest was $51,205. As of December 31, 2024 total principal owed was $216,960 and accrued interest was $3,312.

NOTE 10 – DERIVATIVE LIABILITY

The Company has various convertible notes outstanding that require derivative liability considerations for its conversion features. Total derivative liability on March 31, 2025 was $526,033 and on December 31, 2024 was $510,154 which was principally related to convertible notes.

Balance at December 31, 2023	$293,621

Decrease to derivative due to repayments	(66,769)
Increase to derivative due to new issuances	378,156
Derivative gain due to mark to market adjustment	(94,854)
Balance at December 31, 2024	510,154
Decrease to derivative due to repayments	—
Increase to derivative due to new issuances	—
Derivative loss due to mark to market adjustment	15,879
Balance at March 31, 2025	$526,033

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

	March 31, 2025		December 31, 2024
Input	Weighted Avg.	Range	Weighted Avg.	Range
Stock price	$1.95	$1.95	$0.003300	$0.000611
Exercise price (conversion price)	0.64	0.471 - 0.942	0.000611	0.0009 - 0.0011
Risk-free interest rate	4.30%	4.03% - 4.36%	4.37%	4.37%
Expected term (years)	0.25	0.08 - 0.93	0.30	0.25 - 0.33
Expected volatility	177.01%	143.05% - 282.84%	189.41%	333.08% - 310.70%
Dividend yield	-	-	-	-

NOTE 11 – STOCK PAYABLE

The Company’s related party settlement liability (Note 7) included the requirement to issue 5,000,000 shares of the Company’s common stock in order to cover litigation and legal expenses associated with the settlement agreement. The value of the shares at the settlement date was $0.01 resulting in a total value of $50,000. The Company issued 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870. The balance due is $36,130 as of March 31, 2025 and December 31, 2024.

NOTE 12 – WARRANTS

On May 1, 2024, the Company issued a Warrant Subscription Agreement is for 200 warrants (post-split), exercisable within one year of the execution date of the agreement at a price of $500 (post-split).

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	1.00
Risk-free interest rate	5.21%
Expected volatility	353.02%
Dividend yield	0%

On October 9, 2024, the Company authorized the issuance of up to $500,000 in non-convertible promissory notes. Purchasers of the notes will also be issued a common stock purchase warrant. The warrants shall be exercisable at a price of $1,000 per share (post-split) and shall expire two years after the issuance date.

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	2.00
Risk-free interest rate	3.95%
Expected volatility	323.21%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2023	—	$—	—	$—
Issued	211	$525.28	.50	—
Expired	—	$—	—	—
Exercised	—	$—	—	—
Outstanding, December 31, 2024	211	$525.28	.41	$—
Issued	—	$—	—	—
Expired	—	$—	—	—
Exercised	—	$—	—	—
Outstanding, March 31, 2025	211	$525.28	.16	$—

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

The Company has 100,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, Evan Bloomberg was the holder of all of the outstanding shares of Series A Preferred Stock acquired from John D. Murphy, Jr. and Paul Strickland in conjunction with the Jubilee Intel, LLC transaction.

NOTE 14 – OTHER RELATED PARTY TRANSACTIONS

Name of Related Party		Related Relationship
Evan Bloomberg	(1)	Principal Executive Officer of the Company, member of the Board of Directors
John D. Murphy Jr.		Former Principal Executive Officer of the Company and former member of the Board of Directors. Managing Member of JMJ Associates, LLC
Paul Strickland		Secretary of the Company, member of the Board of Directors, and Managing Member of Beartooth Asset Holdings, LLC.
Selkirk Global Holdings, LLC		Entity owned by Paul Strickland, the Company’s Secretary, and a member of its Board of Directors.
Green Horseshoe, LLC		Significant shareholder
Bruce Bent		Significant shareholder
OC Sparkle Inc.		Significant shareholder
Nicosel, LLC		Significant debt holder

(1)	Resigned from all positions May 12, 2025.

Loans and Cash Advances

John D. Murphy, Jr., has at times directly paid for various company expenses. The amount was unsecured, non-interest bearing, and due on demand. On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for the amount due of $144,501. During the quarter ended March 31, 2025, $74,501 of the note was assigned to Alpha Strategies and then assigned it to Nicosel, LLC.

Note 15 – Income Tax

For the quarter ended March 31, 2025 and fiscal year ending December 31, 2024, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of March 31, 2025 and December 31, 2024, the Company had net operating loss carry forwards of approximately $3,825,000 and $3,096,000, respectively. The carry forwards expire through the year 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The tax computations are as follows:

	March 31, 2025	December 31, 2024
Net losses (gains) before taxes	$(728,927)	$18,005
Adjustments to arrive at taxable income/loss
Permanent differences:	—	—
Temporary differences:	—	—
Taxable income (loss)	(728,927)	18,005

Current Year Taxable (loss) income	(728,927)	18,005
NOL carried forward prior year (tax return)	(3,231,995)	(3,250,000)
NOL carried forward at period end	$(3,960,992)	$(3,231,995)

Deferred Tax Asset - Federal Rate (21%)	(831,808)	(678,719)
Deferred Tax Asset - State Rate	—	—
Total Deferred Tax Asset	(831,808)	(678,719)

Valuation Allowance	831,808	678,719
Deferred tax per books	$—	$—

NOTE 16 – DISCONTINUED OPERATIONS

Subsequent to March 31, 2025, Jubilee Intel, LLC is no longer a wholly-owned subsidiary of the Company (Note 17). The assets and liabilities associated with this business are displayed as assets and liabilities from discontinued operations as of March 31, 2025 and December 31, 2024. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

Jubilee entered into a Line of Credit Agreement (“LOC”), with NMG Media, LLC (the “Lender”) on February 24, 2025, effective from October 1, 2024 (“Effective Date”). Jubilee received a loan from the lender for $26,161. The LOC bears interest at 6% per annum and matures in 180 days.

	March 31, 2025	December 31, 2024
Assets from Discontinued Operations:
Cash	$8,352	$22,386
Accounts receivable	15,266	555,195
Total assets from discontinued operations	$23,618	$577,581

Liabilities from Discontinued Operations:
Line of credit	$26,161	$26,161
Total liabilities from discontinued operations	$26,161	$26,161

Net loss from discontinued operations for the three months ended March 31, 2025, was comprised of the following components:

Discontinued operations - net income (loss)	March 31, 2025	December 31, 2024
Revenue
Service revenue	$—	$609,549
Revenue total	$—	$609,549

Expenses:
General and administrative - cost of revenue	$38,169	$89,087
General and administrative - other costs	74,127	141,968
Bad debts	314,664	—
Expenses total	426,960	231,055
Net profit(loss) from discontinued operations	(426,960)	378,494

Discontinued operations - cash flows
Net profit(loss) for the year from discontinued operations	$(426,960)	$378,494
Net cash (used in) operating activities from discontinued operations	$(426,960)	$378,494

NOTE 17 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, management evaluated subsequent events through the date the financial statements were issued. Management identified the following material subsequent events requiring disclosure in these unaudited financial statements.

The Company filed the Amended and Restated Articles of Incorporation with Florida Secretary of State reflecting the 1:500 reverse split of the Company’s common stock. The reverse split was approved by FINRA effective April 24, 2025. All shares reported in these financial statements have been retroactively adjusted to reflect the reverse split.

On May 2, 2025, the Company’s majority shareholder, Evan Bloomberg, acting pursuant to his voting control of 100,000 shares of Series A Preferred Stock, convened a shareholder meeting and removed Paul Strickland and Nicholas Cardosi from the Company’s Board of Directors.

On May 2, 2025, after removing Mr. Strickland from the board of directors, Mr. Bloomberg, as sole director of the Company, held a board meeting and removed Mr. Strickland as Secretary of the Company.

On May 12, 2025, the Company entered into a Membership Interest Assignment Agreement with Mr. Evan Bloomberg. Pursuant to the agreement, the Company transferred 100% of its membership interest in Jubilee Intel, LLC to Mr. Bloomberg. In exchange, Mr. Bloomberg transferred all 100,000 shares of the Company’s Series A Preferred Stock to Selkirk Global Holdings, LLC, an entity controlled by Mr. Paul Strickland, the sole director and officer of the Company. As a result of the assignment, Jubilee Intel, LLC is no longer a wholly-owned subsidiary of the Company.

On May 12, 2025, Mr. Bloomberg, in his capacity as controlling shareholder, held a shareholder meeting and nominated Mr. Paul Strickland to the board of directors.

On May 12, 2025, Mr. Bloomberg, in his capacity as sole director of the Company, held a board meeting and appointed Mr. Paul Strickland as President and Secretary of the Company.

On May 12, 2025, Mr. Bloomberg resigned from the board of the Company and all other positions he held in the Company.

On May 16, 2025, the Company issued 50,000,000 shares of common stock to Beartooth Asset Holdings, Inc. (“Beartooth”), for services provided. Beartooth is an entity owned by Mr. Strickland.

Subsequent to March 31, 2025, Nicosel, LLC loaned the Company an additional $136,000.

Subsequent to March 31, 2025, GMF Ventures LLC loaned the Company $232,187.

Subsequent to March 31, 2025, Phase I Operations, Inc, loaned the Company $59,106.

On May 20, 2025, the Company issued 144,007 shares of common stock to Nicosel, LLC, for retirement of the $146,799 settlement liability (Note 7).

On June 2, 2025, GMF Ventures LLC, all amounts due into 2,385,946 shares of common stock.

On June 2, 2025, Nicosel, LLC converted $237,275 of amounts due into 5,366,085 shares of common stock.

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

Recent Events

On May 12, 2025, the Company, entered into a Membership Interest Assignment Agreement by and between the Company and Evan Bloomberg, its former officer and director, whereby the Company assigned 100% of the Jubilee Intel, LLC membership interest units it held to Mr. Bloomberg in exchange for Mr. Bloomberg’s transferring all 100,000 Series A Preferred Shares of the Company he held to Selkirk Global Holdings, LLC, an entity controlled by Paul Strickland, sole director and officer of the Company. As a result of the assignment, Jubilee Intel, LLC is no longer a wholly-owned subsidiary of the Company. The Company is currently in the process of restructuring.

Results of Operations

Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024.

The Company generated no revenue during neither the three months ended March 31, 2025 (“Interim 2025”), nor the three months ended March 31, 2024 (“Interim 2024”).

During Interim 2025, the HLLK had total operating expenses (continued operations) of $58,010, which were comprised of $39,717 in general administrative expenses and $18,293 in professional fees, resulting in a loss from operations of $58,010.

During Interim 2024, HLLK had total operating expenses (continued operations) of $18,766, which were comprised entirely of in general administrative expenses, resulting in a loss from operations of $18,766.

During Interim 2025, the Company incurred total other expense of $243,957, which was comprised of $97,752 in interest expense, $105,326 in bad debt expense, $25,000 in amortization of debt discount and $15,879 in change in fair value of derivative, resulting in a net loss from continuing operations of $301,967. Also, during Interim 2025, the Company incurred a net loss from discontinued operations of $426,960, resulting in a net loss of $728,927.

During Interim 2024, the Company incurred total other income of $36,771, which was comprised of $6,864 in interest expense, $126,012 in amortization of debt discount, offset by change in fair value of derivative of $169,647, resulting in a net profit from continuing operations of $18,005. During Interim 2024, the Company incurred a net loss from discontinued operations of $-0-, resulting in a net profit of $18,005.

Cash Flows

For Interim 2025, net cash used in operating activities was $17,085, compared to net cash used in operating activities for Interim 2024 of $18,766.

No cash was used or provided by investing activities during Interim 2025 and Interim 2024.

For Interim 2025, net cash provided by financing activities was $50,000, which was comprised of $50,000 in proceeds from convertible note payable. For Interim 2024, net cash provided by financing activities was $18,766, which was comprised entirely of proceeds from convertible note payable.

Liquidity and Capital Resources

As of March 31, 2025, we had $36,544 in cash and a working capital deficit of $1,286,302, compared to $3,629 in cash and a working capital deficit of $593,505 at December 31, 2024.

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

Critical Accounting Policies

Refer to Note 2 to the accompanying Financial Statements for the three months ended March 31, 2025, for a condensed discussion of our critical accounting policies and to our Form 10-K for the year ended December 31, 2024, for a full discussion of our critical accounting policies and procedures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Sole Officer (the “Certifying Officer”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our Certifying Officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the quarterly period ended March 31, 2025.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting that occurred during the fiscal quarter covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no issuances of securities not otherwise reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

HALLMARK VENTURE GROUP, INC.

Date: July 14, 2025	By:	/s/ Paul Strickland
Paul Strickland Chief Executive Officer

