Form 10-Q
period 2025-06-30
HALLMARK VENTURE GROUP, INC.
filed 2025-09-24
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

As of September 24, 2025, there were 63,931,929 shares of the issuer’s common stock outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HALLMARK VENTURE GROUP, INC.

HALLMARK VENTURE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS:
Cash	$1,776	$3,629
Note receivable, net	—	105,326
Assets from discontinued operations	—	577,581

Total Assets	$1,776	$686,536

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$36,456	$26,381
Accrued compensation	—	56,666
Due to related parties	6,500	826
Convertible notes payable – related party	153,457	74,501
Convertible notes payable – net of debt discount of $90,339 and $33,333, respectively	164,130	317,452
Accrued interest – related party	32,576
Notes payable	—	216,960
Accrued interest	1,149	14,810
Derivative liability	262,670	510,154
Liabilities from discontinued operations	—	26,161

Total Current Liabilities	656,938	1,243,911
Total Liabilities	656,938	1,243,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 59,009,113 and 1,049,794 issued and outstanding, respectively	59,009	1,048
Additional paid-in capital	2,831,280	2,501,362
Stock payable	20,289	36,130
Accumulated deficit	(3,565,840)	(3,096,015)
Total Stockholders’ Deficit	(655,162)	(557,375)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,776	$686,536

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$20,872	$—	$20,872	$—
Cost of revenue	(2,680)	—	(2,680)	—
Gross margin	18,192	—	18,192	—

Expenses:
General and administrative	18,207	12,844	57,924	31,610
Compensation expense	50,000	—	50,000	—
Professional fees	8,605	—	26,898	—
Total operating expenses	76,812	12,844	134,822	31,610
Loss from operations	(58,620)	(12,844)	(116,630)	(31,610)

Other income (expense):
Interest expense	(28,231)	(8,001)	(125,983)	(14,865)
Bad debt expense	(55,991)	—	(161,317)	—
Amortization of debt discount	(101,316)	(3,276)	(126,316)	(129,288)
Loss on conversion of debt	(469,164)	—	(469,164)	—
Change in fair value of derivative	1,366,421	(105,041)	1,350,542	64,606
Loss on issuance of convertible debt	(442,464)	—	(442,464)	—
Gain on extinguishment of debt	—	3,630	—	3,630
Total other income (expense)	269,255	(112,688)	25,298	(75,917)

Net income (loss) before income taxes	210,635	(125,532)	(91,332)	(107,527)
Provision for income tax	—	—	—	—
Net income (loss) from continuing operations	210,635	(125,532)	(91,332)	(107,527)
Net income (loss) from discontinued operations	426,960	—	—	—
Net Income (Loss)	$637,595	$(125,532)	$(91,332)	$(107,527)

Income (Loss) per share – basic	$0.02	$(0.00)	$(0.01)	$(0.00)
Income (Loss) per share –diluted	$0.00	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding – basic	28,213,822	1,244,371	14,706,846	1,243,715
Weighted average shares outstanding diluted	119,682,844	1,244,371	14,706,846	1,243,715

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	payable	Capital	Deficit	Deficit
Balance, December 31, 2024	100,000	$100	1,049,794	$1,048	$36,130	$2,501,362	$(3,096,015)	$(557,375)
Net loss	—	—	—	—	—	—	(728,927)	(728,927)
Balance, March 31, 2025	100,000	100	1,049,794	1,048	36,130	2,501,362	(3,824,942)	(1,286,302)
Stock issued for corporate restructuring	—	—	50,000,000	50,000	—	(50,000)	—	—
Stock issued for services	—	—	144,007	144	(15,841)	15,697	—	—
Stock issued for conversion of debt	—	—	7,815,312	7,817	—	461,644	—	469,461
Contributed capital	—	—	—	—	—	(97,423)	—	(97,423)
Deconsolidate Jubilee	—	—	—	—	—	—	(378,493)	(378,493)
Net income	—	—	—	—	—	—	637,595	637,595
Balance, June 30, 2025	100,000	$100	59,009,113	$59,009	$20,289	$2,831,280	$(3,565,840)	$(655,162)

	Series A Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	payable	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2023	100,000	$100	1,224,360	$1,224	$36,130	$2,398,759	$(3,250,161)	$(813,948)
Common stock issued for payment on settlement liability	—	—	20,011	20	—	4,983	—	5,003
Net income	—	—	—	—	—	—	18,005	18,005
Balance, March 31, 2024	100,000	100	1,244,371	1,244	36,130	2,403,742	(3,232,156)	(790,940)
Net loss	—	—	—	—	—	—	(125,532)	(125,532)
Balance, June 30, 2024	100,000	$100	1,244,371	$1,244	$36,130	$2,403,742	$(3,357,688)	$(916,472)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss from continued operations	$(91,332)	$(107,527)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	126,316	129,288
Bad debt expense	161,317	—
Change in fair value of derivative	(1,350,542)	(64,606)
Gain on extinguishment of debt	—	(3,630)
Loss on issuance of convertible debt	442,464	—
Loss on conversion of debt	469,164	—
Interest expense	125,983	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	10,075	6,100
Accrued compensation	(56,666)	—
Accrued interest	—	1,108
Due from jubilee	172,926	—
Accrued interest - a related party	18,914	7,657
Due to a related party	5,674	—
Net cash used by operating activities	34,293	(31,610)

Cash Flows from Financing Activities:
Repayments of note payable (including interest)	(318,333)	—
Proceeds from convertible note payable - related party	—	2,125
Proceeds from convertible note payable	282,187	29,485
Net cash provided by financing activities	(36,146)	31,610

Net change in cash	(1,853)	—
Cash beginning of period	3,629	—
Cash end of period	$1,776	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$101,467	$—
Income taxes	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued for payment of debt	$485,303	$5,003

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Condensed Unaudited Financial Statements

June 30, 2025

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

On July 12, 2022, Paul Strickland, the Company’s Principal Financial Officer, became a director of the Company.

On January 11, 2024, the Company entered into a Change of Control Agreement (the “CoC Agreement”) by and between John D. Murphy, Jr., the Company’s Director and CEO and JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr. (“Murphy”), and Paul Strickland, the Company’s Director and Secretary, and Selkirk Global Holdings, LLC, and Beartooth Asset Holdings, LLC, both entities controlled by Paul Stirckland (“Strickland”), and Steven Arenal and Aurum International Ltd., an entity controlled by Steven Arenal (“Aurum”) and, pursuant to which Murphy, Strickland, and their respective control entities assigned the Series A preferred shares controlled by each to Aurum. Strickland transferred 196,519 in restricted common shares to Aurum. In exchange, Murphy and Strickland retained 5% equity in the Company, post-restructuring, and these shares have an 18-month anti-dilution provision as described in the Anti-Dilution Agreement executed between the Parties. Murphy and Strickland also cancelled debts owed to each by the Company. Strickland cancelled $83,342.25 in debts. Murphy cancelled $74,501 in debts. Murphy received $70,000 from Aurum in exchange for partial debt cancellation delivered into Escrow on February 27, 2024. Aurum received a $77,000 10% convertible promissory note in exchange for partially paying the Company’s debt owed to Murphy. This Consideration is subject to the provisions of the Escrow Agreement between the Parties. The Company officially moved its place of business to 626 Wilshire Blvd., Suite 410, Los Angeles, California 90017.

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

On September 26, 2024, the Company and Jubilee Intel, LLC (“Jubilee”) entered into an Agreement and Plan of Reorganization (the “Merger”) whereby the Company acquired 100% membership interests in and to Jubilee in exchange for 100,000 shares of Series A Preferred Stock. As a result of the Merger, Jubilee became a wholly owned and operating subsidiary of the Company.

On May 12, 2025, the Company executed a Membership Interest Assignment Agreement with Evan Bloomberg, its former officer and director. Under this agreement, the Company transferred 100% of its membership interest in Jubilee Intel, LLC to Mr. Bloomberg. In exchange, Mr. Bloomberg transferred all 100,000 Series A Preferred Shares of the Company that he held to Selkirk Global Holdings, LLC, an entity controlled by Paul Strickland, the Company’s sole director and officer. This transaction resulted in the demerger of Jubilee Intel, LLC, which ceased to be a wholly owned subsidiary of the Company. Accordingly, Jubilee Intel, LLC has been presented as a discontinued operation as of December 31, 2024 until its deconsolidated (see Note 17) which occurred on May 12, 2025 and was deconsolidated from the Company’s financial statements as of June 30, 2025.

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

The most significant estimates made by management in the preparation of the financial statements relate to the estimates used to calculate the fair value of certain liabilities, the derivative liability, present value of note payable and the valuation of notes receivable. Management bases its estimates on historical experience and on other various assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ materially from such estimates under different assumptions and conditions.

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

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Jubilee Intel, LLC, through May 12, 2025. On this date, the Company transferred its entire membership interest in Jubilee Intel, LLC, relinquished its control and as a result, Jubilee Intel, LLC ceased to be a wholly owned subsidiary and was deconsolidated. All significant intercompany transactions and balances have been eliminated in consolidation up to that date.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. The Company has cash of $1,776 and $3,629 as of June 30, 2025 and December 31, 2024, respectively.

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

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of June 30, 2025 and December 31, 2024, the Company did not have any level 1 or 2 financial instruments. On June 30, 2025 and December 31, 2024 the Company’s level 3 financial instruments were derivative liabilities for warrants issued and outstanding that were not indexed to the Company’s stock, notes payable and notes receivable valued at their present values and equity investments in other entities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis.

At June 30, 2025

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Note Receivable, Net	—	—	$—
Liabilities
Convertible Notes, related party	—	—	$153,457
Convertible Note, net	—	—	$164,130
Derivative Liability	—	—	$262,670

At December 31, 2024

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Note Receivable, Net	—	—	$105,326
Liabilities
Convertible Note, related party	—	—	$74,501
Convertible Note, net	—	—	$317,452
Note Payable	—	—	$216,960
Derivative Liability	—	—	$510,154

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

For the three months ending June 30, 2025, the Company had 90,000,000 potential dilutive shares of common stock from convertible preferred stock, 1,468,800 shares from convertible debt, and 211 shares from warrants. For all other periods the effect of any potentially dilutive shares is anti-dilutive and they have been excluded from dilutive EPS.

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

Jubilee, a previous subsidiary, generated revenue in two ways. The first and more substantial consists of Jubilee launching and managing Yahoo partner advertisements on its own behalf. The second is a SAAS model in which Jubilee allows third party companies to use the platform to run Yahoo partner ads. The fee for this service is 5% of the third-party ad spend.

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

Segment Reporting

The Company reports segment information in accordance with ASC 280, Segment Reporting, based on the manner in which the Chief Operating Decision Maker (CODM) allocates resources and assesses performance. The Company’s chief operating decision maker (“CODM”) is the chief executive officer of the Company, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company. During the six months ending June 30, 2025 and the year ended December 31, 2024 the Company has identified two reportable operating segments:

1.	Administrative segment: Includes corporate functions such as finance, legal, human resources, and executive management. This segment supports the operations of the other business units and does not generate revenue.

	2025	2024
General and administrative	$57,924	$31,610
Professional fees	26,898	—
Payroll expenses	50,000	—
Operating expenses total	134,822	31,610

Interest expense	125,983	14,865
Gain on extinguishment of debt	-	(3,630)
Bad debt	161,317	—
Amortization of debt discount	126,316	129,288
Loss on issuance of convertible	442,464	—
Loss on conversion of debt	469,164	—
Change in fair value of derivatives	(1,350,542)	(64,606)
Other income (expense) total	(25,298)	75,917

Net loss from continued operations	$109,524	$107,527

2.	Advertising service segment: Advertising revenue comprises activities from launching and managing Yahoo partner advertisements on the Company’s behalf and providing a SaaS platform for third parties to run such advertisements.

	For the Six months ended June 30,
	2025	2024
Revenue:
Advertising revenue	$20,872	$—
Total revenue	20,872	—

Operating expenses:
Cost of revenue	2,680	—
General and administrative	—	—
Professional fees	—	—
Payroll expenses	—	—
Operating expenses total	2,680	—

Net profit from continued operations	$18,192	$—

Reverse Stock Split

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2024, and prior. Based on the evaluation of the 2025 transactions and events, the Company does not believe it has any material uncertain tax positions that require measurement.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at June 30, 2025 or December 31, 2024, and have not recognized interest and/or penalties in the consolidated statement of operations for the period ended June 30, 2025 or year ended December 31, 2024.

The Company is subject to taxation in the United States and the State of Nevada. The Company’s federal and applicable state income tax returns for the past three years remain subject to examination by the respective tax authorities

Concentration And Credit Risk

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). On June 30, 2025 and on December 31, 2024, no cash balances were in excess of federally insured limits.

During the period ended June 30, 2025 the company made up 100% of total revenue in cash from one customer. Their balance amounted to $20,872 from advertising and ad revenue. During the period ended June 30, 2024, the Company generated no revenues and therefore had no significant customers.

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

As of June 30, 2025, the Company had an accumulated deficit of $3,565,840. Net loss and net cash flows provided in operating activities for the quarter ended June 30, 2025 was $91,332 and $34,293, respectively. The cash balance held as of June 30, 2025 is $1,776. In May 2025, the Company discontinued its only operating segment, Jubilee Intel LLC, which generated revenues. The Company requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of June 30, 2025, the Company had accounts receivables of $0 compared to $555,195 as of December 31, 2024. Receivables as of December 31, 2024 consisted of revenues generated through Jubilee. As of June 30, 2025, Jubilee is no longer a wholly-owned subsidiary of the Company and has been deconsolidated as of June 30, 2025.

Description	June 30, 2025	December 31, 2024
Accounts receivable beginning balance	$555,195	$—
Billings	—	555,195
Collections	225,265	—
Direct write offs	314,664	—
Deconsolidated	(15,266)	—
Accounts Receivable ending balance	$—	$555,195
Allowance for doubtful accounts	—	—
Accounts Receivable, net	$—	$555,195

NOTE 5 – NOTE RECEIVABLE

On May 2, 2024, the Company made a strategic loan to an independent privately-held non-affiliated third party by entering into a $100,000, 180 day 8% on demand Promissory Note Agreement. As of June 30, 2025, the Company determined that an allowance for the full amount of the note and interest receivable was allocated as the note was determined to be potentially noncollectable. As a result, the Company recognized $105,326 and $109,294 of bad debt expense for the six months ended June 30, 2025, respectively.

Description	June 30, 2025	December 31, 2024
Notes receivable - current portion	$109,294	$105,326
Allowance for doubtful accounts	(109,294)	—
Notes receivable, net	$—	$105,326

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

As of June 30, 2025 and December 31, 2024, accounts payable and accrued liabilities consist of the following:

Description	June 30, 2025	December 31, 2024
Legal fees	$26,381	$26,381
Credit card	10,075	—
Total	$36,456	$26,381

NOTE 7 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note is unsecured, non-interest bearing, and matures on December 4, 2024. The note is convertible into shares of common stock at a 50% discount to the lowest trading price for the twenty-five days prior to conversion. On March 8, 2024, the Company repaid $70,000 of the loan. As of June 30, 2025 and December 31, 2024, the balance of the note is $74,501 and $74,501, respectively.

In connection with the acquisition of Jubilee Intel, LLC in the prior year, debt obligations totaling $97,424, including accrued interest, owed to Selkirk Global Holdings, LLC (“Selkirk”) under notes dated October 6, 2022, and April 6, 2023, were canceled as part of the merger consideration. In May 2025, following the termination of the merger agreement and the Company’s transfer of its membership interest in Jubilee Intel, LLC, the previously canceled debt was reinstated.

As a result, the Company recognized the reinstated debt of $97,424, including accrued interest, as a liability on its balance sheet as of June 30, 2025. Additional interest expense of $8,509 was accrued through June 30, 2025, in accordance with the original note terms, which bear interest at 10% per annum, and is included in interest expense in the condensed statement of operations.

As of June 30, 2025, the outstanding principal balance of the notes was $78,956, and accrued interest totaled $26,977.

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

On May 6, 2024, this liability was assigned from Alpha strategies Trading software, Inc to Nicosel, LLC, a non-affiliate of the Company, when the parties agreed to convert the balance into a convertible note payable.

Other Convertible Notes Payable

On March 1, 2024, the Company issued a $100,000, 6% Demand Promissory note (the “Note”) to Alpha Strategies Trading Software, Inc., (“Alpha Strategies”) a non-affiliate of the Company. The Note matures on August 28, 2024, 180 days from the date of the Note. The Note was issued to the Holder in exchange for having made direct payments of Company expenses, $70,000 of the $100,000 note proceeds were used to cancel debts owed to John D. Murphy, Jr., the Company’s CEO and Director. On May 6, 2024, Alpha Strategies assigned this promissory note, with a balance of $103,986, to Nicosel, LLC, a non-affiliate of the Company. The note was replaced by a new promissory note dated May 30, 2025, for $103,986.

On May 1, 2024, the Company issued a $100,000, 8% Convertible Promissory Note (the “Note”) and entered into a Warrant Subscription Agreement with Nicosel, LLC, a non-affiliate of the Company. The Note matures on April 30, 2025. The Warrant Subscription Agreement is for 100,000 warrants, exercisable within one year of the execution date of the agreement at a price of $1.00. This note was fully converted into shares of common stock during the six months ended June 30, 2025.

On March 7, 2025, the Company issued a convertible promissory note to Nicosel, LLC for $50,000. The note bears interest at 8% and matures on March 6, 2026. The note is convertible into shares of common stock at a 50% discount to the average closing price during the ten trading days prior to conversion. This note was fully converted into shares of common stock during the six months ended June 30, 2025.

As of June 30, 2025, the total amount due to Nicosel, LLC is $254,469 and $1,149 of principal and interest, respectively. The convertible note balance reported on June 30, 2025 is $164,130, net of debt discount of $90,339.

As of December 31, 2024, the total amount due to Nicosel, LLC is $350,784 and $11,075 of principal and interest, respectively. The convertible note balance reported on December 31, 2024 is $317,452, net of debt discount of $33,333.

On May 15, 2025, the Company issued six convertible promissory notes to GMF Ventures with an aggregate principal amount of $232,187. The notes bore interest at 6% per annum, with a stated maturity date of November 14, 2025, and a default interest rate of 20% per annum.

The notes were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price determined pursuant to the terms of the notes. In accordance with ASC 815, Derivatives and Hedging, the Company evaluated the conversion features and determined that they met the criteria for derivative accounting. Accordingly, a derivative liability was recorded at fair value on the issuance date, with subsequent changes in fair value recognized in the condensed statement of operations through the conversion date.

On June 3, 2025, prior to maturity, all six notes, including accrued interest, were fully converted into shares of the Company’s common stock. No cash interest was paid. Following the conversion, there was no remaining principal, accrued interest, or derivative liability outstanding as of June 30, 2025.

On May 14, 2025, the Company issued a 6% Convertible Exchange Note (the “Exchange Note”) to Nicosel, LLC in the principal amount of $80,000. The Exchange Note was issued in exchange for the On Demand Promissory Note dated November 19, 2024.

The Exchange Note bears interest at a guaranteed rate of 6% per annum on the principal balance and matures on November 13, 2025. Both the principal and any accrued interest are convertible into shares of the Company’s common stock, in accordance with the conversion terms of the note.

On June 3, 2025, $76,316 of the principal was converted into shares of the Company’s common stock. Following this conversion, a remaining principal balance of $3,684 was outstanding as of June 30, 2025. Accrued interest on the remaining balance totaled $619 as of June 30, 2025.

On May 30, 2025, the Company issued a 6% Convertible Exchange Note (the “Note”) to Nicosel, LLC in the principal amount of $103,986 in exchange for the retiring of an existing convertible promissory note dated 03/01/2024 amounting $103,986. The Note matures on November 30, 2025, and bears interest at 6% per annum on the outstanding principal balance. Principal and interest may be repaid in cash or converted into shares of the Company’s common stock at the holder’s election, in accordance with the terms of the Note.

In the event of default, the Note accrues additional interest at a default rate equal to the lower of 12% per annum or the maximum rate permitted by law.

As of June 30, 2025, the full principal balance of $103,986 remained outstanding, and accrued interest totaled $530.

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

On October 15, 2024, the Company issued a $50,000 promissory note, and a warrant to purchase 1,250 shares of the Company’s common stock. This note is fully settled as of June 30, 2025 along with interest.

On October 28, 2024, the Company issued a $33,000 promissory note, (increased to $36,960) and a warrant to purchase 825 shares of Company common stock. This note is fully settled as of June 30, 2025 along with interest.

On November 4, 2024, the Company issued a $30,000 promissory note and a warrant to purchase 750 shares of Company common stock. This note is fully settled as of June 30, 2025 along with interest.

On November 15, 2024 the Company issued a $25,000 promissory note and a warrant to purchase 625 shares of Company common stock. This note is fully settled as of June 30, 2025 along with interest.

On November 19, 2024 the Company issued a $50,000 promissory note and a warrant to purchase 1,250 shares of Company common stock. This note was replaced with convertible note dated 05/14/2025. See note 8.

On December 20, 2024 the Company issued a $25,000 promissory note and a warrant to purchase 625 shares of Company common stock. This note is fully settled as of June 30, 2025 along with interest.

As of June 30, 2025 the total principal owed was $0 and accrued interest was $0. As of December 31, 2024 total principal owed was $216,960 and accrued interest was $3,312.

NOTE 10 – DERIVATIVE LIABILITY

The Company has various convertible notes outstanding that require derivative liability considerations for its conversion features. Total derivative liability on June 30, 2025 was $262,670 and on December 31, 2024 was $510,154 which was principally related to convertible notes.

Balance at December 31, 2023	$293,621

Decrease to derivative due to repayments	(66,769)
Increase to derivative due to new issuances	378,156
Derivative gain due to mark to market adjustment	(94,854)
Balance at December 31, 2024	510,154
Decrease to derivative due to repayment	(469,164)
Increase to derivative due to new issuances	748,557
Derivative loss due to mark to market adjustment	(526,877)
Balance at June 30, 2025	$262,670

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

	June 30, 2025		December 31, 2024
Input	Weighted Avg.	Range	Weighted Avg.	Range
Stock price	$0.11	$.011	$0.003300	$0.000611
Exercise price (conversion price)	$0.0707	$0.055 – 0.088	$0.000611	$0.0009 - 0.0011
Risk-free interest rate	4.41%	4.36% - 4.45%	4.37%	4.37%
Expected term (years)	0.28	0.17 - 0.42	0.30	0.25 - 0.33
Expected volatility	659.75%	541.30% - 767.13%	189.41%	333.08% - 310.70%
Dividend yield	-	-	-	-

NOTE 11 – STOCK PAYABLE

The Company’s related party settlement liability (Note 7) included the requirement to issue 5,000,000 shares of the Company’s common stock in order to cover litigation and legal expenses associated with the settlement agreement. The value of the shares at the settlement date was $0.01 resulting in a total value of $50,000. The Company issued 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870. The Company issued 144,007 shares of common stock on May 20, 2025, at a value of $15,841, to Nicosel, LLC. The balance due is $20,289 and $36,130 as of June 30, 2025 and December 31, 2024, respectively.

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

On October 9, 2024, the Company authorized the issuance of up to $500,000 in non-convertible promissory notes. Purchasers of the notes were issued 11 warrants to purchase common stock. The warrants shall be exercisable at a price of $1,000 per share (post-split) and shall expire two years after the issuance date.

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	2.00
Risk-free interest rate	3.95%
Expected volatility	323.21%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2023	—	$—	—	$—
Issued	211	$525.28	.50	—
Expired	—	$—	—	—
Exercised	—	$—	—	—
Outstanding, December 31, 2024	211	$525.28	.41	$—
Issued	—	$—	—	—
Expired	—	$—	—	—
Exercised	—	$—	—	—
Outstanding, June 30, 2025	211	$525.28	.07	$—

NOTE 13 – COMMON STOCK

On May 20, 2025, the Company issued 144,007 shares of common stock for legal fees associated with the settlement liability (Note 11).

On June 2, 2025, GMF converted $232,187 of principal and accrued interest, respectively, into 2,449,227 shares of common stock (see Note 9).

During the six months ending June 30, 2025, Nicosel converted $226,316 and $10,937 of principal and interest, respectively, into 5,366,085 shares of common stock; however, Nicosel LLC entered into separate agreements to sell or transfer its shares in the Company to other unrelated parties.

On May 16, 2025, the Company issued 50 million shares of common stock to Beartooth Asset Holdings, Inc. (“Beartooth”) a related party as a corporate restructuring transaction in preparation for a potential merger. The Company had not entered into any agreement or obligation for a specific merger transaction.

The shares were measured at the fair value of the common stock issued on the date of issuance and recorded to common stock and additional paid in capital.

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

The Company has 100,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, Selkirk Global holding was the holder of all of the outstanding shares of Series A Preferred Stock and at December 31, 2024 Evan Bloomberg was the holder of all of the outstanding shares of Series A Preferred Stock, acquired from John D. Murphy, Jr. and Paul Strickland in conjunction with the Jubilee Intel, LLC transaction.

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

Loans and Cash Advances

John D. Murphy, Jr., has at times directly paid for various company expenses. The amount was unsecured, non-interest bearing, and due on demand. On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for the amount due of $144,501. During the six months ended June 30, 2025, $74,501 of the note was assigned to Alpha Strategies and then assigned to Nicosel, LLC.

Refer to Note 13 for shares issued to a related party.

NOTE 16 – INCOME TAX

For the six months ended June 30, 2025 and fiscal year ending December 31, 2024, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2025 and December 31, 2024, the Company had net operating loss carry forwards of approximately $8,687,000 and $3,096,000, respectively. The carry forwards expire through the year 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The tax computations are as follows:

	June 30, 2025	December 31, 2024
Net losses (gains) before taxes	$(91,332)	$18,005
Adjustments to arrive at taxable income/loss
Permanent differences:	—	—
Temporary differences:	—	—
Taxable income (loss)	(91,332)	18,005

Current Year Taxable (loss) income	(91,332)	18,005
NOL carried forward prior year (tax return)	(3,231,995)	(3,250,000)
NOL carried forward at period end	$(3,323,327)	$(3,231,995)

Deferred Tax Asset - Federal Rate (21%)	(697,899)	(678,719)
Deferred Tax Asset - State Rate	—	—
Total Deferred Tax Asset	(697,899)	(678,719)

Valuation Allowance	697,899	678,719
Deferred tax per books	$—	$—

NOTE 17 – DISCONTINUED OPERATIONS AND DECONSOLIDATION

As of June 30, 2025, Jubilee is no longer a wholly-owned subsidiary of the Company and has been deconsolidated as of June 30, 2025 (Note 17). The assets and liabilities associated with this business were displayed as assets and liabilities from discontinued operations as of December 31, 2024. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

	June 30, 2025	December 31, 2024
Assets from Discontinued Operations:
Cash	$—	$22,386
Accounts receivable	—	555,195
Total assets from discontinued operations	$—	$577,581

Liabilities from Discontinued Operations:
Line of credit	$—	$26,161
Total liabilities from discontinued operations	$—	$26,161

Deconsolidation of Jubilee as of June 30, 2025:

Account
Checking Account	$(8,350)
Money Market	(2.00)
Accounts Receivable	(15,266)
Due from/to Jubilee	56,818
Retained Earnings	378,494
(Gain) on Deconsolidation	$(411,694)

On the statement of operations there is no reported gain on deconsolidated for the six months June 30, 2025 due to the gain from deconsolidation netting against the previous loss incurred from discontinued operations resulting in zero financial impact on statement of operations.

NOTE 18 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, management evaluated subsequent events through the date the financial statements were issued. Management identified the following material subsequent events requiring disclosure in these unaudited financial statements.

On July 8, 2025, the Company entered into a 1 year, 6% $50,000 convertible note with Nicosel, LLC. On August 25, 2025, the board of directors determined that it was necessary to revise that Note and increase the face value amount to $100,000.

On July 17, 2025, the Company entered into a 1 year, 6% $50,000 convertible note with Selkirk Global Holdings, LLC.

On July 8, 2021, the Company entered into a 1 year, 6% $26,381 convertible note with Wonderland Asset Management, LLC (Wonderland). On July 22, 2025, Wonderland converted all of that note into 239,827 shares of restricted common stock pursuant to the terms of the note.

On July 21, 2025, John D. Murphy, Jr. retired $74,501 of debt by converting 1,275,702 shares of common stock pursuant to the terms of the December 5, 2023 note.

On August 5, 2025, Nicosel, LLC retired $103,986 of debt by converting into 611,682 shares of common stock pursuant to the terms of the May 30, 2025 note.

On August 5, 2025, Nicosel, LLC retired $3,684 of debt by converting into 21,671 shares of common stock pursuant to the terms of the May 14, 2025 note.

On August 5, 2025, Nicosel, LLC retired $146,799 of debt by converting into 1,346,780 shares of common stock pursuant to the terms of the November 30, 2020 3a10 stipulated settlement.

On August 7, 2025, Paul Strickland, the Company’s sole director and officer, retired $7,119 of debt by converting into 83,753 shares of common stock pursuant to the terms of the December 12, 2023 convertible exchange note.

On August 12, 2025, Selkirk retired $75,309 of debt by converting into 941,363 shares of common stock pursuant to the terms of the October 6, 2022 note.

On August 12, 2025, Selkirk retired $32,163 of debt by converting into 402,038 shares of common stock pursuant to the terms of the June 5, 2023 note.

On August 14, 2025, the Company entered into a Settlement and Release Agreement with a vendor for $5,481. The amount was paid by Selkirk and added to the July 17, 2025 note payable.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Cautionary Statement

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes appearing elsewhere herein.

Our actual results may differ materially from those anticipated in the following discussion, as a result of a variety of risks and uncertainties, including those described under Forward-Looking Statements. We assume no obligation to update any of the forward-looking statements included herein.

Current Status – “Shell Company”

The Company can currently be defined as a “shell” company, whose sole purpose at this time is to locate and consummate a merger or acquisition with a private entity. The Company has not identified a specific acquisition target and has not entered into any negotiations regarding any such acquisition.

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

Management believes that being a reporting company under the Exchange Act will enhance the Company’s efforts to acquire or merge with an operating business, although there is no assurance that such will be the case.

The Company is obligated to file interim and periodic reports including an annual report with audited financial statements. The costs associated with this obligation will be borne by the Company.

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

Results of Operations

Three Months Ended June 30, 2025 (the “2025 Period”) and 2024 (the “2024 Period”).

Revenues. During the 2025 Period, the Company generated $20,872 in revenues and incurred a cost of revenue of $2,680, resulting in a gross margin of $18,192.

During the 2024 Period, the Company generated no revenue.

Operating Expenses. During the 2025 Period, the Company incurred total operating expenses of $76,812, which were comprised of $18,207 in general and administrative expenses, $50,000 in compensation expense and $8,605 in professional fees, resulting in a loss from operations of $58,620.

During the 2024 Period, the Company incurred operating expenses of $12,844, comprised entirely of general and administrative expense, resulting in a net loss from operations of $12,844.

Other Income (Expense). During the 2025 Period, the Company incurred a total of $1,097,166 in other expense, which was comprised of $28,231 in interest expense, $55,991 in bad debt expense, $101,316 in amortization of debt discount, $469,164 in loss on conversion of debt and $442,464 in loss on issuance of convertible debt, which was offset by a gain of $1,366,421 in change in fair value of derivative, resulting in other income for the 2025 Period of $269,255.

During the 2024 Period, the Company incurred a total of $116,318 in other expense, which was comprised of $8,001 in interest expense, $3,276 in amortization of debt discount and $105,041 in change in fair value of derivative, which was offset by $3,630 in other income, comprised solely of gain on extinguishment of debt, resulting in other expense for the 2024 Period of $112,688.

Net Income (Loss). For the 2025 Period, the Company reported a net gain of $637,595, which is due primarily to expense for loss on issuance of convertible notes and loss on conversion of debt, which was offset by other income in the form of change in fair value of derivative of $1,366,421. For the 2024 Period, the Company incurred a net loss of $125,532, $105,041 of which is attributable to other expense in the form of change in fair value of derivative. This period-to-period fluctuation in change in fair value of derivative can be expected for the foreseeable future.

Six Months Ended June 30, 2025 (“Interim 2025”) and 2024 (“Interim 2024”).

Revenues. During Interim 2025, the Company generated $20,872 in revenues and incurred a cost of revenue of $2,680, resulting in a gross margin of $18,192.

During Interim 2024, the Company generated no revenue.

Operating Expenses. During Interim 2025, the Company incurred total operating expenses of $134,822, which were comprised of $57,924 in general and administrative expenses, $50,000 in compensation expense and $26,898 in professional fees, resulting in a loss from operations of $166,630.

During Interim 2024, the Company incurred operating expenses of $31,610, comprised entirely of general and administrative expenses, resulting in a net loss from operations of $31,610.

Other Income (Expense). During Interim 2025, the Company incurred a total of $1,325,244 in other expense, which was comprised of $125,983 in interest expense, $161,317 in bad debt expense, $126,316 in amortization of debt discount, $469,164 in loss on conversion of debt and $442,464 in loss on issuance of convertible debt, which was offset by a gain of $1,350,542 in change in fair value of derivative, resulting in other income for Interim 2025 of $25,298.

During Interim 2024, the Company incurred a total of $144,153 in other expense, which was comprised of $14,865 in interest expense and $129,288 in amortization of debt discount, which was offset by $68,236 in other income, which was comprised of $64,606 in change in fair value of derivative and $3,630 in gain on extinguishment of debt, resulting in other expense for Interim 2024 of $75,917.

Net Income (Loss). For Interim 2025, the Company incurred a net loss of $91,332. For Interim 2024, the Company incurred a net loss of $107,527.

Cash Flows

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash Provided by Operating Activities	$34,293	$(31,610)
Cash Provided (Used) by Investing Activities	-	-
Cash (Used) Provided by Financing Activities	$(36,146)	$31,610

Cash Used by Operating Activities. During the six months ended June 30, 2025, cash provided by operating activities was $34,293. In comparison, during the six months ended June 30, 2024, cash used by operating activities was $31,610.

Cash Provided by Financing Activities. During the six months ended June 30, 2025, cash used by financing activities was $36,146. This provision of cash consisted of $282,187 in proceeds from convertible note payable (third party) and repayments of $318,333 on notes payable. In comparison, during the six months ended June 30, 2023, cash provided by financing activities was $31,610, which included $29,485 in proceeds from convertible note payable (third party) and $2,125 in proceeds from convertible note (related party).

Liquidity and Capital Resources

As of June 30, 2025, the Company had $1,776 in cash and $656,938 in current liabilities, resulting in a working capital deficit of $655,162. The Company’s capital position can be expected to deteriorate, until such time as it begins to generate significant revenues from future operations or until such time as it acquires a private company with ongoing operations. There is no assurance that either of such circumstances will occur.

Going Concern

The Company is currently a “shell company,” that is, the Company has nominal assets and nominal operations and seeks to acquire a private company with ongoing operations.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the six months ended June 30, 2025, the Company incurred a net loss of $91,332 and on June 30, 2025, had stockholders’ deficit of $655,162.

The foregoing factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and the classification of liabilities that might result from this uncertainty.

Management is actively seeking additional sources of capital through the sale of equity, including in this offering, advances from related parties, and exploring strategic partnerships. The Company is also focused on attracting suitable investors to support its business plan without relying heavily on existing cash reserves. Additionally, management is implementing cost-saving measures and exploring opportunities to diversify through acquisitions or entering into new markets. However, there can be no assurance that these efforts will result in sufficient funding, and the Company may continue to face substantial uncertainty regarding its ability to achieve profitable operations and sustain its business.

Off Balance Sheet Arrangements

There are no off-balance sheet arrangements with any party.

Critical Accounting Policies

Please refer to Note 2 to the Company’s financial Statements for the six months ended June 30, 2025, appearing elsewhere herein, for a condensed discussion of our critical accounting policies and to the Company’s Form 10-K for the year ended December 31, 2024, for a full discussion of its critical accounting policies and procedures.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures. As required by Rule 13a-15 of the Securities Exchange Act of 1934, our principal executive officer and principal financial officer evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this report, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities Exchange Commission and to ensure that such information is accumulated and communicated to our company’s management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in internal control over financial reporting which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment; and (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both United States generally accepted accounting principles and Securities and Exchange Commission guidelines. Management anticipates that such disclosure controls and procedures will not be effective until the material weaknesses are remediated.

We plan to take steps to enhance and improve the design of our internal controls over financial reporting. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the material weaknesses identified above. To remediate such weaknesses, we plan to implement the following changes during our fiscal year ending December 31, 2025, subject to obtaining additional financing: (i) appoint additional qualified personnel to address inadequate segregation of duties and ineffective risk management; and (ii) adopt sufficient written policies and procedures for accounting and financial reporting. The remediation efforts set out above are largely dependent upon our securing additional financing to cover the costs of implementing the changes required. If we are unsuccessful in securing such funds, remediation efforts may be adversely affected in a material manner.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

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

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and, as such, are not required to provide the information under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

Our sole director and officer has not adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the six months ended June 30, 2025.

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

HALLMARK VENTURE GROUP, INC.

Date: September 24, 2025	By:	/s/ PAUL STRICKLAND
Principal Executive Officer

	By:	/s/ PAUL STRICKLAND
Principal Financial Officer

