Form 10-Q
period 2025-09-30
HALLMARK VENTURE GROUP, INC.
filed 2025-11-20
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 19, 2025, there were 63,931,929 shares of the issuer’s common stock outstanding.

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

HALLMARK VENTURE GROUP, INC.

HALLMARK VENTURE GROUP, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,602	$3,629
Note receivable, net	—	105,326
Assets from discontinued operations	—	577,581

Total Assets	$4,602	$686,536

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$8,964	$26,381
Accrued compensation	—	56,666
Due to related parties	6,500	826
Convertible notes payable – related party, net of discount of $16,027 and $0, respectively	4,150	74,501
Convertible notes payable – net of debt discount of $27,959 and $33,333, respectively	7,841	317,452
Accrued interest – related party	279
Notes payable	—	216,960
Accrued interest	494	14,810
Derivative liability	189,014	510,154
Liabilities from discontinued operations	—	26,161

Total Current Liabilities	217,242	1,243,911
Total Liabilities	217,242	1,243,911

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 63,931,929 and 1,049,794 issued and outstanding, respectively	63,932	1,048
Additional paid-in capital	3,938,196	2,501,362
Stock payable	20,289	36,130
Accumulated deficit	(4,235,157)	(3,096,015)
Total Stockholders’ Deficit	(212,640)	(557,375)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,602	$686,536

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$—	$—	$20,872	$—
Cost of revenue	—	—	(2,680)	—
Gross margin	—	—	18,192	—

Expenses:
General and administrative	22,359	3,827	80,283	35,437
Compensation expense	—	—	50,000	—
Professional fees	36,800	—	63,698	—
Total operating expenses	59,159	3,827	193,981	35,437
Loss from operations	(59,159)	(3,827)	(175,789)	(35,437)

Other income (expense):
Interest expense	(773)	(7,109)	(126,756)	(21,974)
Interest income		3,332		3,332
Bad debt expense	—	—	(161,317)	—
Amortization of debt discount	(102,325)	(48,605)	(228,641)	(177,893)
Loss on conversion of debt	(267,425)	—	(736,589)	—
Change in fair value of derivative	(171,921)	197,378	1,178,621	261,984
Loss on issuance of convertible debt	(67,714)	(278,156)	(510,178)	(278,156)
Gain on extinguishment of debt	—	262,194	—	265,824
Total other income (expense)	(610,158)	129,034	(584,860)	53,117

Net (loss) income before income taxes	(669,317)	125,207	(760,649)	17,680
Provision for income tax	—	—	—	—
Net (loss) income from continued operations	(669,317)	125,207	(760,649)	17,680
Net (loss) income from discontinued operations	—	—	—	—
Net (loss) income	$(669,317)	$125,207	$(760,649)	$17,680

(Loss) Income per share – basic	$(0.01)	$0.00	$(0.03)	$0.00
(Loss) Income per share –diluted	$(0.01)	$0.00	$(0.01)	$0.00

Weighted average shares outstanding – basic	62,144,121	1,233,691	30,691,748	1,241,076
Weighted average shares outstanding diluted	62,144,121	2,839,331	26,209,584	2,846,716

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

	Series A Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	payable	Capital	Deficit	Deficit
Balance, December 31, 2024	100,000	$100	1,049,794	$1,048	$36,130	$2,501,362	$(3,096,015)	$(557,375)
Net loss	—	—	—	—	—	—	(728,927)	(728,927)
Balance, March 31, 2025	100,000	100	1,049,794	1,048	36,130	2,501,362	(3,824,942)	(1,286,302)
Stock issued for corporate restructuring	—	—	50,000,000	50,000	—	(50,000)	—	—
Stock issued for services	—	—	144,007	144	(15,841)	15,697	—	—
Stock issued for conversion of debt	—	—	7,815,312	7,817	—	461,644	—	469,461
Contributed capital	—	—	—	—	—	(97,423)	—	(97,423)
Deconsolidate Jubilee	—	—	—	—	—	—	(378,493)	(378,493)
Net income	—	—	—	—	—	—	637,595	637,595
Balance, June 30, 2025	100,000	100	59,009,113	59,009	20,289	2,831,280	(3,565,840)	(655,162)
Stock issued for conversion of debt	—	—	2,219,960	2,220	—	461,576	—	467,796
Stock issued for conversion of debt – related party	—	—	2,702,856	2,703	—	645,340	—	648,043
Net loss	—	—	—	—	—	—	(669,317)	(669,317)
Balance, September 30, 2025	100,000	$100	63,931,929	$63,932	$20,289	$3,938,196	$(4,235,157)	$(212,640)

	Series A Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	payable	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2023	100,000	$100	1,224,360	$1,224	$36,130	$2,398,759	$(3,250,161)	$(813,948)
Common stock issued for payment on settlement liability	—	—	20,011	20	—	4,983	—	5,003
Net income	—	—	—	—	—	—	18,005	18,005
Balance, March 31, 2024	100,000	100	1,244,371	1,244	36,130	2,403,742	(3,232,156)	(790,940)
Net loss	—	—	—	—	—	—	(125,532)	(125,532)
Balance, June 30, 2024	100,000	100	1,244,371	1,244	36,130	2,403,742	(3,357,688)	(916,472)
Forgiveness of debt related party	—	—	—	—	—	97,423	—	97,423
Cancellation of shares	—	—	(196,519)	(196)	—	196	—	—
Net income	—	—	—	—	—	—	125,207	125,207
Balance, September 30, 2024	100,000	$100	1,047,852	$1,048	$36,130	$2,501,361	$(3,232,481)	$(693,842)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss from continued operations	$(760,649)	$17,680
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	228,641	177,893
Bad debt expense	161,317	—
Change in fair value of derivative	(1,178,621)	(261,984)
Gain on extinguishment of debt	—	(265,824)
Loss on issuance of convertible debt	510,178	278,156
Loss on conversion of debt	736,589	—
Interest expense	126,756	—
Changes in operating assets and liabilities:
Interest receivable	—	(3,332)
Accounts payable and accrued expenses	(17,417)	9,102
Accrued compensation	(56,666)	—
Accrued interest	7,380	4,959
Due from jubilee	172,926	—
Accrued interest - a related party	18,747	10,913
Due to a related party	5,674	—
Net cash used by operating activities	(45,145)	(32,437)

Cash Flows from Investing Activities:
Issuance of note receivable	—	(100,000)
Net cash used by investing activities	—	(100,000)

Cash Flows from Financing Activities:
Repayments of note payable (including interest)	(318,427)	—
Proceeds from convertible note payable - related party	20,177	1,456
Proceeds from convertible note payable	344,368	130,981
Net cash provided by financing activities	46,118	132,437

Net change in cash	973	—
Cash beginning of period	3,629	—
Cash end of period	$4,602	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$101,467	$—
Income taxes	$—	$—

NON-CASH TRANSACTIONS:
Forgiveness of debt – related party	$—	$97,423
Common stock issued for payment of debt	$956,394	$5,003

The accompanying notes are an integral part of these unaudited consolidated financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Condensed Unaudited Financial Statements

September 30, 2025

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

On July 12, 2022, Paul Strickland, the Company’s Principal Financial Officer, became a director of the Company.

On January 11, 2024, the Company entered into a Change of Control Agreement (the “CoC Agreement”) by and between John D. Murphy, Jr., the Company’s Director and CEO and JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr. (“Murphy”), and Paul Strickland, the Company’s Director and Secretary, and Selkirk Global Holdings, LLC, and Beartooth Asset Holdings, LLC, both entities controlled by Paul Stirckland (“Strickland”), and Steven Arenal and Aurum International Ltd., an entity controlled by Steven Arenal (“Aurum”) and, pursuant to which Murphy, Strickland, and their respective control entities assigned the Series A preferred shares controlled by each to Aurum. Strickland transferred 196,519 in restricted common shares to Aurum. In exchange, Murphy and Strickland retained 5% equity in the Company, post-restructuring, and these shares have an 18-month anti-dilution provision as described in the Anti-Dilution Agreement executed between the Parties. Murphy and Strickland also cancelled debts owed to each by the Company. Strickland cancelled $83,342.25 in debts. Murphy cancelled $74,501 in debts. Murphy received $70,000 from Aurum in exchange for partial debt cancellation delivered into Escrow on February 27, 2024. Aurum received a $77,000 10% convertible promissory note in exchange for partially paying the Company’s debt owed to Murphy. This Consideration was subject to the provisions of the Escrow Agreement between the Parties. The Company officially moved its place of business to 626 Wilshire Blvd., Suite 410, Los Angeles, California 90017.

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

On May 12, 2025, the Company executed a Membership Interest Assignment Agreement with Evan Bloomberg, its former officer and director. Under this agreement, the Company transferred 100% of its membership interest in Jubilee Intel, LLC to Mr. Bloomberg. In exchange, Mr. Bloomberg transferred all 100,000 Series A Preferred Shares of the Company that he held to Selkirk Global Holdings, LLC, an entity controlled by Paul Strickland, the Company’s sole director and officer. This transaction resulted in the demerger of Jubilee Intel, LLC, which ceased to be a wholly owned subsidiary of the Company. Accordingly, Jubilee Intel, LLC has been presented as a discontinued operation as of December 31, 2024 until its deconsolidated (see Note 17) which occurred on May 12, 2025 and was deconsolidated from the Company’s financial statements as of September 30, 2025.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. The Company has cash of $4,602 and $3,629 as of September 30, 2025 and December 31, 2024, respectively.

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

The Company’s financial instruments consist of note receivable, derivative liabilities and notes payable. The Company’s note receivable was indirectly written down to zero due to potential non-collections. The Company’s derivative liabilities have a fair value of $189,014, primarily due to a reduction in the balance following the payoff and conversion of the related convertible notes. These instruments are in level 3 of the fair value hierarchy.

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of September 30, 2025 and December 31, 2024, the Company did not have any level 1 or 2 financial instruments. On September 30, 2025 and December 31, 2024 the Company’s level 3 financial instruments were derivative liabilities on convertible notes, notes payable and note receivable valued at their present value.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis.

At September 30, 2025

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Note Receivable, Net	—	—	$—
Liabilities
Convertible Notes, related party, net of discount	—	—	$4,150
Convertible Note, net, net of discount	—	—	$7,841
Derivative Liability	—	—	$189,014

At December 31, 2024

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Note Receivable, Net	—	—	$105,326
Liabilities
Convertible Note, related party	—	—	$74,501
Convertible Note, net	—	—	$317,452
Note Payable	—	—	$216,960
Derivative Liability	—	—	$510,154

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

For the nine months ending September 30, 2025, the Company had 90,000,000 potential dilutive shares of common stock from convertible preferred stock, approximately 654,500 shares from convertible debt, and 11 shares from warrants. For periods with a net loss the effect of any potentially dilutive shares is anti-dilutive and they have been excluded from dilutive EPS.

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

Segment Reporting

The Company uses the “management approach” to identify its reportable segments. This approach is based on the internal organizational structure used by management for making operational decisions and assessing the performance of the business. Under this approach, the Company has determined that it operates through four reportable segments.

The Holding Segment includes corporate functions such as finance, legal, human resources, and executive management. This segment supports the operations of the other business units. The Holding Segment represents the parent-level activities of the Company, including the identification and pursuit of new business opportunities. This segment also provides financing support to other operating units, and corporate-level expenses are recorded within this segment. Advertising segment comprises activities from launching and managing Yahoo partner advertisements on the Company’s behalf and providing a SaaS platform for third parties to run such advertisements. Operations that no longer meet the criteria for continuing operations are reported within Discontinued Operations.

Segmented Information- Statements of Operations

2025	Holding Segment	Advertising Segment	Discontinued Operations	Total
Revenue and other income:
Advertising revenue	$-	$20,872	$-	$20,872
Expenses:
Cost of revenue	-	(2,680)	-	(2,680)
General and administrative	80,282	-	-	80,282
Professional fees	63,698	-	-	63,698
Payroll expenses	50,000	-	-	50,000
Interest expense and charges - note payable	126,755	-	-	126,755
Gain on extinguishment of debt	-		-	-
Bad debt	161,317	-	-	161,317
Amortization of debt discount	228,641	-	-	228,641
Loss on issuance of debt	510,178	-	-	510,178
Loss on conversion of debt	736,589	-	-	736,589
Change in fair value of derivative liability	(1,178,621)	-	-	(1,178,621)
Net Income (loss) before income taxes	$(778,841)	$18,192	$-	$(760,649)

Segmented Information- Balance Sheets

2025	Holding Segment	Advertising Segment	Discontinued Operations	Total
Total assets	$4,602	$-	$-	$4,602

Less: intersegment eliminations	-	-	-	-
Net assets	4,602	-	-	4,602

Total liabilities	$217,242	$-	$-	$217,242

Segmented Information- Statements of Operations

2024	Holding Segment	Advertising Segment	Discontinued Operations	Total
Revenue and other income:
Advertising revenue	$-	$-	$-	$-
				-
Expenses:
Cost of revenue		-
General and administrative	31,610	-	-	31,610
Professional fees	-		-	-
Payroll expenses	-	-	-	-
Interest expense and charges - note payable	14,865	-	-	14,865
Gain on extinguishment of debt	(3,630)	-	-	(3,630)
Bad debt	-	-	-	-
Amortization of debt discount	129,288	-	-	129,288
Loss on issuance of debt	-	-	-	-
Loss on conversion of debt	-	-	-	-
Change in fair value of derivative liability	(64,606)	-	-	(64,606)
Net Income (loss) before income taxes	$(107,527)	$-	$-	$(107,527)

Segmented Information- Balance Sheets

2024	Holding Segment	Advertising Segment	Discontinued Operations	Total
Total assets	$108,955	$-	$577,580	$686,535

Less: intersegment eliminations	-	-	-	-
Net assets	108,955	-	577,580	686,535

Total liabilities	1,217,750	-	26,161	1,243,911
				-
Less: intersegment eliminations	-	-	-	-
Total liabilities	$1,217,750	$-	$26,161	$1,243,911

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

The allowance is reassessed at each reporting period, and changes are recognized in the income statement as credit loss expense. The Company has considered the recent guidance and does not have receivables that would require this level of analysis in determining the net realizable balance of accounts receivable.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at September 30, 2025 or December 31, 2024, and have not recognized interest and/or penalties in the consolidated statement of operations for the period ended September 30, 2025 or year ended December 31, 2024.

The Company is subject to taxation in the United States and the State of Nevada. The Company’s federal and applicable state income tax returns for the past three years remain subject to examination by the respective tax authorities

Concentration And Credit Risk

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). On September 30, 2025 and on December 31, 2024, no cash balances were in excess of federally insured limits.

During the period ended September 30, 2025 the company made up 100% of total revenue in cash from one customer. Their balance amounted to $20,872 from advertising and ad revenue. During the period ended September 30, 2024, the Company generated no revenues and therefore had no significant customers.

Recently Issued Accounting Pronouncements

Environmental Credits (Proposed Topic 818) - New guidance on how to account for environmental credits like carbon offsets and renewable energy certificates. Focus on consistent recognition, measurement, and disclosure. Still in proposal stage (comment period through April 2025).

Disaggregation of Income Statement Expenses (ASU 2024-03) - Companies must break out major expense categories (e.g., labor, depreciation) in the notes to financial statements. Aimed at improving transparency. Effective for annual periods after Dec 15, 2026 (early adoption allowed).

Income Tax Disclosure Improvements (ASU 2023-09) - Requires clearer details on income taxes paid (by federal, state, and foreign) and better breakdowns of rate reconciliations. Helps investors better understand a company's tax situation.

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

As of September 30, 2025, the Company had an accumulated deficit of $4,235,157. Net loss and net cash flows used in operating activities for the nine months ended September 30, 2025 was $760,649 and $45,145, respectively. The cash balance held as of September 30, 2025 is $4,602. In May 2025, the Company discontinued its only operating segment, Jubilee Intel LLC, which generated revenues. The Company requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of September 30, 2025, the Company had accounts receivables of $0 compared to $555,195 as of December 31, 2024, being part of Assets from discontinued operations. Receivables as of December 31, 2024 consisted of revenues generated through Jubilee. As of September 30, 2025, Jubilee is no longer a wholly-owned subsidiary of the Company and has been deconsolidated as of September 30, 2025.

Description	September 30, 2025	December 31, 2024
Accounts receivable beginning balance	$555,195	$—
Billings	—	555,195
Collections	225,265	—
Direct write offs	314,664	—
Deconsolidated	(15,266)	—
Accounts Receivable ending balance	$—	$555,195
Allowance for doubtful accounts	—	—
Accounts Receivable, net	$—	$555,195

NOTE 5 – NOTE RECEIVABLE

On May 2, 2024, the Company made a strategic loan to an independent privately-held non-affiliated third party by entering into a $100,000, 180 day 8% on demand Promissory Note Agreement. As of September 30, 2025, the Company determined that an allowance for the full amount of the note and interest receivable was allocated as the note was determined to be potentially noncollectable. As a result, the Company recognized $111,494 bad debt expense for the nine months ended September 30, 2025.

Description	September 30, 2025	December 31, 2024
Notes receivable - current portion	$111,494	$105,326
Allowance for doubtful accounts	(111,494)	—
Notes receivable, net	$—	$105,326

NOTE 6 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

The Company had an accounts payable balance of $26,381 that was paid by an unrelated party. In return, the Company issued an unsecured, non-interest-bearing convertible note on July 15, 2023. The note had a scheduled maturity of July 16, 2026, but it was converted earlier, on July 22, 2025, into 239,827 shares of common stock.

Description September	September 30, 2025	December 31, 2024
Legal fees	$—	$26,381
Credit card	8,964	—
Total	$8,964	$26,381

NOTE 7 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note was unsecured, non-interest bearing, and matures on December 4, 2024. The note is convertible into shares of common stock at a 50% average closing trading price for the twenty-five days prior to conversion. On March 8, 2024, the Company repaid $70,000 of the loan. On July 21, 2025, Mr. Murphy converted this note into 1,275,702 shares of common stock. As of September 30, 2025 and December 31, 2024, the balance of the note is $0 and $74,501, respectively.

On December 12, 2023, the company issued convertible exchange note to Paul Strickland. The Note was unsecured, non-interest bearing and matures on December 12, 2023. On August 07, 2025, Paul converted this debt into 83,753 shares of common stock. As of September 30, 2025 the outstanding balance of note is $0.

In connection with the acquisition of Jubilee Intel, LLC in the prior year, debt obligations totalling $97,424, including accrued interest, owed to Selkirk Global Holdings, LLC (“Selkirk”) under notes dated October 6, 2022, and April 6, 2023, were cancelled as part of the merger consideration. In May 2025, following the termination of the merger agreement and the Company’s transfer of its membership interest in Jubilee Intel, LLC, the previously cancelled debt was reinstated.

As a result, the Company recognized the reinstated debt of $97,424, including accrued interest, as a liability on its balance sheet as of September 30, 2025. Additional interest expense of $10,048 was accrued through September 30, 2025, in accordance with the original note terms, which bear interest at 10% per annum. In August 2025, Selkirk converted $107,472 of principal and accrued interest into 1,343,403 shares of common stock.

On July 17, 2025, the Company issued a 6% Convertible Exchange Note to Selkirk, for up to $50,000. The Note is unsecured and matures on July 16, 2026. The note is convertible into shares of common stock at a 50% discount to the average closing trading price for the ten days prior to conversion. As of September 30, 2025, there is $20,177 and $279 of principal and interest, respectively, due on this note.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

Settlement Liability

On September 17, 2020, the Company entered into a settlement agreement with Green Horseshoe, LLC., Inc. on its past due notes payable with a principal balance of $285,206 and accrued interest of $296,670 representing a total settlement of $581,876. The settlement amount is non-interest bearing.

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

Other Convertible Notes Payable

On March 1, 2024, the Company issued a $100,000, 6% Demand Promissory note (the “Note”) to Alpha Strategies Trading Software, Inc., (“Alpha Strategies”) a non-affiliate of the Company. The Note matures on August 28, 2024, 180 days from the date of the Note. The Note was issued to the Holder in exchange for having made direct payments of Company expenses, $70,000 of the $100,000 note proceeds were used to cancel debts owed to John D. Murphy, Jr., the Company’s CEO and Director. On May 6, 2024, Alpha Strategies assigned this promissory note, with a balance of $103,986, to Nicosel, LLC, a non-affiliate of the Company. The note was replaced by a new promissory note dated May 30, 2025, for $103,986. This note was fully converted into shares of common stock during the nine months ended September 30, 2025.

On May 1, 2024, the Company issued a $100,000, 8% Convertible Promissory Note (the “Note”) and entered into a Warrant Subscription Agreement with Nicosel, LLC, a non-affiliate of the Company. The Note matures on April 30, 2025. The Warrant Subscription Agreement is for 100,000 warrants, exercisable within one year of the execution date of the agreement at a price of $1.00. This note was fully converted into shares of common stock during the nine months ended September 30, 2025.

On March 7, 2025, the Company issued a convertible promissory note to Nicosel, LLC for $50,000. The note bears interest at 8% and matures on March 6, 2026. The note is convertible into shares of common stock at a 50% discount to the average closing price during the ten trading days prior to conversion. This note was fully converted into shares of common stock during the nine months ended September 30, 2025.

On July 8, 2025, the Company issued a 6% Convertible Exchange Note to Nicosel, LLC, for up to $50,000. The Note is unsecured and matures on July 7, 2026. The note is convertible into shares of common stock at a 50% discount to the average closing trading price for the ten days prior to conversion. On August 25, 2025, the board of directors determined that it was necessary to revise that Note and increase the face value amount to $100,000.

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

On June 3, 2025, prior to maturity, all six notes, including accrued interest, were fully converted into shares of the Company’s common stock. No cash interest was paid. Following the conversion, there was no remaining principal, accrued interest, or derivative liability outstanding as of September 30, 2025.

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

On June 3, 2025, $76,316 of the principal was converted into shares of the Company’s common stock. Following this conversion, a remaining principal balance of $3,684 was outstanding as of September 30, 2025. This note was fully converted into shares of common stock during the nine months ended September 30, 2025.

On May 30, 2025, the Company issued a 6% Convertible Exchange Note (the “Note”) to Nicosel, LLC in the principal amount of $103,986 in exchange for the retiring of an existing convertible promissory note dated 03/01/2024 amounting $103,986. The Note matures on November 30, 2025, and bears interest at 6% per annum on the outstanding principal balance. Principal and interest may be repaid in cash or converted into shares of the Company’s common stock at the holder’s election, in accordance with the terms of the Note. This note was fully converted into shares of common stock during the nine months ended September 30, 2025.

As of September 30, 2025, the total amount due to Nicosel, LLC is $35,800 and $494 of principal and interest, respectively. The convertible note balance reported on September 30, 2025 is $7,841, net of debt discount of $27,959.

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

On October 15, 2024, the Company issued a $50,000 promissory note, and a warrant to purchase 1,250 shares of the Company’s common stock. This note is fully settled as of September 30, 2025, along with interest.

On October 28, 2024, the Company issued a $33,000 promissory note, (increased to $36,960) and a warrant to purchase 825 shares of Company common stock. This note is fully settled as of September 30, 2025, along with interest.

On November 4, 2024, the Company issued a $30,000 promissory note and a warrant to purchase 750 shares of Company common stock. This note is fully settled as of September 30, 2025, along with interest.

On November 15, 2024 the Company issued a $25,000 promissory note and a warrant to purchase 625 shares of Company common stock. This note is fully settled as of September 30, 2025, along with interest.

On November 19, 2024 the Company issued a $50,000 promissory note and a warrant to purchase 1,250 shares of Company common stock. This note was replaced with convertible note dated May 14, 2025. See note 8.

On December 20, 2024 the Company issued a $25,000 promissory note and a warrant to purchase 625 shares of Company common stock. This note is fully settled as of September 30, 2025, along with interest.

As of September 30, 2025, the total principal owed was $0 and accrued interest was $0. As of December 31, 2024 total principal owed was $216,960 and accrued interest was $3,312.

Refer Note 6 for the convertible note issued to an unrelated party for settlement of debt.

NOTE 10 – DERIVATIVE LIABILITY

The Company has various convertible notes outstanding that require derivative liability considerations for its conversion features. Total derivative liability on September 30, 2025 was $189,014 and on December 31, 2024 was $510,154 which was principally related to convertible notes.

Balance at December 31, 2023	$293,621
Decrease to derivative due to repayments	(66,769)
Increase to derivative due to new issuances	378,156
Derivative gain due to mark to market adjustment	(94,854)
Balance at December 31, 2024	510,154
Decrease to derivative due to repayment	(731,834)
Increase to derivative due to new issuances	872,243
Derivative loss due to mark to market adjustment	(461,549)
Balance at September 30, 2025	$189,014

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

	September 30, 2025		December 31, 2024
Input	Weighted Avg.	Range	Weighted Avg.	Range
Stock price	$0.29	$.29	$0.003300	$0.000611
Exercise price (conversion price)	$0.0867	$0.0867	$0.000611	$0.0009 - 0.0011
Risk-free interest rate	3.68%	3.68%	4.37%	4.37%
Expected term (years)	0.78	0.77– 0.79	0.30	0.25 - 0.33
Expected volatility	602.80%	600.86% - 606.26%	189.41%	333.08% - 310.70%
Dividend yield	-	-	-	-

NOTE 11 – STOCK PAYABLE

The Company’s related party settlement liability (Note 7) included the requirement to issue 5,000,000 shares of the Company’s common stock in order to cover litigation and legal expenses associated with the settlement agreement. The value of the shares at the settlement date was $0.01 resulting in a total value of $50,000. The Company issued 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870. The Company issued 144,007 shares of common stock on May 20, 2025, at a value of $15,841, to Nicosel, LLC. The balance due is $20,289 and $36,130 as of September 30, 2025 and December 31, 2024, respectively.

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

On October 9, 2024, the Company authorized the issuance of up to $500,000 in non-convertible promissory notes with the attached warrants. Purchasers of the notes were issued 11 warrants (post split) to purchase common stock. The warrants shall be exercisable at a price of $500 per share (post-split) and shall expire two years after the issuance date.

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	2.00
Risk-free interest rate	3.95%
Expected volatility	323.21%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2023	—	$—	—	$—
Issued	211	$500	.50	—
Expired	—	$—	—	—
Exercised	—	$—	—	—
Outstanding, December 31, 2024	211	$500	.41	$—
Issued	—	$—	—	—
Expired	(200)	$—	—	—
Exercised	—	$—	—	—
Outstanding, September 30, 2025	11	$500	1.11	$—

NOTE 13 – COMMON STOCK

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

On July 8, 2025, the Company entered into a 1 year, 6% $26,381 convertible note with Wonderland Asset Management, LLC (Wonderland). On July 22, 2025, Wonderland converted all of that note into 239,827 shares of restricted common stock pursuant to the terms of the note.

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

During the nine months ending September 30, 2025, Nicosel converted $226,316 and $10,937 of principal and interest, respectively, into 5,366,085 shares of common stock; however, Nicosel LLC entered into separate agreements to sell or transfer its shares in the Company to other unrelated parties.

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

The Company has 100,000 shares of Series A Preferred Stock issued and outstanding as of September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, Selkirk Global holding was the holder of all of the outstanding shares of Series A Preferred Stock and at December 31, 2024 Evan Bloomberg was the holder of all of the outstanding shares of Series A Preferred Stock, acquired from John D. Murphy, Jr. and Paul Strickland in conjunction with the Jubilee Intel, LLC transaction.

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

Loans and Cash Advances

John D. Murphy, Jr., has at times directly paid for various company expenses. The amount was unsecured, non-interest bearing, and due on demand. On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for the amount due of $144,501. During the nine months ended September 30, 2025, $74,501 of the note was assigned to Alpha Strategies and then assigned to Nicosel, LLC.

Refer to Note 13 for shares issued to a related party.

NOTE 16 – INCOME TAX

For the nine months ended September 30, 2025 and fiscal year ending December 31, 2024, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of September 30, 2025 and December 31, 2024, the Company had net operating loss carry forwards of approximately $1,411,000 and $650,000, respectively. The carry forwards expire through the year 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The tax computations are as follows:

	September 30, 2025	December 31, 2024
Net losses (gains) before taxes	$(760,649)	$18,005
Adjustments to arrive at taxable income/loss
Permanent differences:	—	—
Temporary differences:	—	—
Taxable income (loss)	(760,649)	18,005

Current Year Taxable (loss) income	(760,649)	18,005
NOL carried forward prior year (tax return)	(3,231,995)	(3,250,000)
NOL carried forward at period end	$(3,992,644)	$(3,231,995)

Deferred Tax Asset - Federal Rate (21%)	(838,455)	(678,719)
Deferred Tax Asset - State Rate	—	—
Total Deferred Tax Asset	(838,455)	(678,719)

Valuation Allowance	838,455	678,719
Deferred tax per books	$—	$—

NOTE 17 – DISCONTINUED OPERATIONS AND DECONSOLIDATION

As of September 30, 2025, Jubilee is no longer a wholly-owned subsidiary of the Company and has been deconsolidated as of September 30, 2025 (Note 17). The assets and liabilities associated with this business were displayed as assets and liabilities from discontinued operations as of December 31, 2024. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations.

Total assets and liabilities included in discontinued operations were as follows:

	September 30, 2025	December 31, 2024
Assets from Discontinued Operations:
Cash	$—	$22,386
Accounts receivable	—	555,195
Total assets from discontinued operations	$—	$577,581

Liabilities from Discontinued Operations:
Line of credit	$—	$26,161
Total liabilities from discontinued operations	$—	$26,161

Deconsolidation of Jubilee as of September 30, 2025:

Account
Checking Account	$(8,350)
Money Market	(2.00)
Accounts Receivable	(15,266)
Due from/to Jubilee	56,818
Retained Earnings	378,494
(Gain) on Deconsolidation	$(411,694)

On the statement of operations there is no reported gain on deconsolidated for the nine months September 30, 2025 due to the gain from deconsolidation netting against the previous loss incurred from discontinued operations resulting in zero financial impact on statement of operations.

NOTE 18 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, management evaluated subsequent events through the date the financial statements were issued and no noted material subsequent events requiring disclosure in these unaudited financial statements.

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

The Company’s common stock is subject to quotation on the OTCID Basic Market of OTC Markets Group Inc. under the symbol HLLK. There is currently only a limited trading market in the Company’s common stock. There can be no assurance that there will be an active trading market for our common stock. If an active trading market commences, there can be no assurance as to the market price of our common stock, whether the trading market will provide liquidity to investors, or whether any trading market will be sustained.

Results of Operations

Three Months Ended September 30, 2025 (the “2025 Period”) and 2024 (the “2024 Period”).

Revenues. During the 2025 Period and the 2024 Period, the Company generated no revenues.

During the 2024 Period, the Company generated no revenue.

Operating Expenses. During the 2025 Period, the Company incurred total operating expenses of $58,541, which were comprised of $22,359 in general and administrative expenses and $36,800 in professional fees, resulting in a loss from operations of $59,159.

During the 2024 Period, the Company incurred operating expenses of $3,827, comprised entirely of general and administrative expense, resulting in a net loss from operations of $3,827.

Other Income (Expense). During the 2025 Period, the Company incurred a total of $610,158 in other expense, which was comprised of $773 in interest expense, $102,325 in amortization of debt discount, $267,425 in loss on conversion of debt and $67,714 in loss on issuance of convertible debt.

During the 2024 Period, the Company incurred a total of $333,870 in other expense, which was comprised of $7,109 in interest expense, $48,605 in amortization of debt discount and $278,156 in loss on issuance of convertible debt, which was offset by $462,904 in other income, comprised of $3,332 in interest income, $197,378 in change in fair value of derivative and $262,194 in gain on extinguishment of debt, resulting in other expense for the 2024 Period of $129,034.

Net Income (Loss). For the 2025 Period, the Company reported a net loss of $669,317, which is due primarily to an increase in other expense. For the 2024 Period, the Company reported net income of $125,207, which is attributable to other income. This period-to-period fluctuation in other income/expense can be expected for the foreseeable future.

Nine Months Ended September 30, 2025 (“Interim 2025”) and 2024 (“Interim 2024”).

Revenues. During Interim 2025, the Company generated $20,872 in revenues and incurred a cost of revenue of $2,680, resulting in a gross margin of $18,912.

During Interim 2024, the Company generated no revenue.

Operating Expenses. During Interim 2025, the Company incurred total operating expenses of $193,981, which were comprised of $80,283 in general and administrative expenses, $50,000 in compensation expense and $63,698 in professional fees, resulting in a loss from operations of $175,789.

During Interim 2024, the Company incurred operating expenses of $35,437, comprised entirely of general and administrative expenses, resulting in a net loss from operations of $35,437.

Other Income (Expense). During Interim 2025, the Company incurred a total of $1,763,481 in other expense, which was comprised of $126,755 in interest expense, $161,317 in bad debt expense, $228,641 in amortization of debt discount, $736,589 in loss on conversion of debt and $510,178 in loss on issuance of convertible debt, which was offset by $1,178,621 in other income, which was comprised entirely of $ in change in fair value of derivative, resulting in other expense for Interim 2025 of $585,860.

During Interim 2024, the Company incurred a total of $478,023 in other expense, which was comprised of $21,974 in interest expense, $177,893 in amortization of debt discount and $278,156 in loss on issuance of convertible debt, which was offset by $531,140 in other income, which was comprised of $3,332 in interest income, $261,984 in change in fair value of derivative and $265,824 in gain on extinguishment of debt, resulting in other expense for Interim 2024 of $53,117.

Net Income (Loss). For Interim 2025, the Company incurred a net loss of $760,649. For Interim 2024, the Company reported net income of $17,680.

Cash Flows

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024.

	Nine Months Ended 9/30/25	Nine Months Ended 9/30/24
Cash Used by Operating Activities	$(45,145)	$(32,437)
Cash Provided (Used) by Investing Activities	-	(100,000)
Cash Provided by Financing Activities	$46,118	$132,437

Cash Used by Operating Activities. During the nine months ended September 30, 2025, cash used by operating activities was $45,145. This use of cash reflects our net loss for the period, adjusted by non-cash charges non-cash gains. In comparison, during the nine months ended September 30, 2024, cash used by operating activities was $32,437. The decrease in cash usage during the nine months ended September 30, 2025, is attributable to an increase in operating expenses associated with the Company’s “shell company” status.

Cash Provided by Investing Activities. During the nine months ended September 30, 2025, we had no financing activities. During the nine months ended September 30, 2024, we used $100,000 for the issuance of a note receivable.

Cash Provided by Financing Activities. During the nine months ended September 30, 2025, cash provided by financing activities was $46,118. This provision of cash consisted of $20,176 in proceeds from proceeds from convertible note payable (third party) and $344,368 in proceeds from convertible note payable, which was offset by repayments of note payable (including interest). In comparison, during the nine months ended September 30, 2024, cash provided by financing activities was $132,437, which included $130,981 in proceeds from convertible note payable (third party) and $1,456 in proceeds from convertible note (related party).

Liquidity and Capital Resources

As of September 30, 2025, the Company had $4,602 in cash and $217,242 in current liabilities, resulting in a working capital deficit of $212,640. The Company’s capital position can be expected to remain in a negative state, until such time as it begins to generate significant revenues from future operations or until such time as it acquires a private company with ongoing operations. There is no assurance that either of such circumstances will occur.

Going Concern

The Company is currently a “shell company,” that is, the Company has nominal assets and nominal operations and seeks to acquire a private company with ongoing operations.

The Company’s financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. During the nine months ended September 30, 2025, the Company incurred a net loss of $760,649 and used cash in operating activities of $45,145, and, on September 30, 2025, had a stockholders’ deficit of $212,640.

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

Critical Accounting Policies

Please refer to Note 2 to the Company’s financial Statements for the nine months ended September 30, 2025, appearing elsewhere herein, for a condensed discussion of our critical accounting policies and to the Company’s Form 10-K for the year ended December 31, 2024, for a full discussion of its critical accounting policies and procedures.

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

Item 5. Other Information

Securities Trading Plans of Directors and Executive Officers

Our sole director and officer has not adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (as such terms are defined in Item 408(c) of Regulation S-K) during the three months ended September 30, 2025.

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

HALLMARK VENTURE GROUP, INC.

Date: November 19, 2025	By:	/s/ PAUL STRICKLAND
Principal Executive Officer

	By:	/s/ PAUL STRICKLAND
Principal Financial Officer

