Form 10-K
period 2025-12-31
HALLMARK VENTURE GROUP, INC.
filed 2026-04-28
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of the date of this filing, there were 65,929,131 shares of the issuer’s common stock outstanding.

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

On January 11, 2024, the Company entered into a Change of Control Agreement (the “CoC Agreement”) by and between John D. Murphy, Jr., the Company’s Director and CEO and JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr. (“Murphy”), and Paul Strickland, the Company’s Director and Secretary, and Selkirk Global Holdings, LLC, and Beartooth Asset Holdings, LLC, both entities controlled by Paul Strickland (“Strickland”), and Steven Arenal and Aurum International Ltd., an entity controlled by Steven Arenal (“Aurum”) and, pursuant to which Murphy, Strickland, and their respective control entities assigned the Series A preferred shares controlled by each to Aurum. Strickland transferred 196,519 in restricted common shares to Aurum. In exchange, Murphy and Strickland retained 5% equity in the Company, post-restructuring, and these shares have an 18-month anti-dilution provision as described in the Anti-Dilution Agreement executed between the Parties. Murphy and Strickland also cancelled debts owed to each by the Company. Strickland cancelled $83,342.25 in debts. Murphy cancelled $74,501 in debts. Murphy received $70,000 from Aurum in exchange for partial debt cancellation delivered into Escrow on February 27, 2024. Aurum received a $77,000 10% convertible promissory note in exchange for partially paying the Company’s debt owed to Murphy.

Pursuant to the CoC Agreement, Murphy and Strickland would assign the Series A preferred shares controlled by each to Aurum, and Strickland was to transfer 196,519 restricted common shares to Aurum. In exchange, Murphy and Strickland would retain a 5% equity interest in the Company on a post-restructuring basis, subject to an 18-month anti-dilution provision as set forth in the Anti-Dilution Agreement executed among the parties. In connection with the CoC Agreement, Murphy and Strickland would have cancelled certain indebtedness owed to them by the Company. Strickland was to cancel $83,342 in outstanding obligations, and Murphy was to cancel $74,501 in outstanding obligations. Murphy was to receive $70,000 from Aurum in partial consideration for the debt cancellation, which would have been delivered into escrow by February 27, 2024. The Company issued Aurum a $77,000 convertible promissory note bearing interest at 10% per annum in partial satisfaction of the Company’s indebtedness to Murphy. All consideration under the CoC Agreement was to be subject to the terms and conditions of the Escrow Agreement executed among the parties.

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

On September 26, 2024, the Company and Jubilee Intel, LLC (“Jubilee”) entered into an Agreement and Plan of Reorganization (the “Merger”) whereby the Company acquired 100% membership interests in Jubilee in exchange for 100,000 shares of Series A Preferred Stock. As a result of the Merger, Jubilee became a wholly owned and operating subsidiary of the Company.

On April 24, 2025, the 1:500 reverse split of the Company’s common stock processed by FINRA.

On May 12, 2025, the Company executed a Membership Interest Assignment Agreement with Evan Bloomberg, its former officer and director. Under this agreement, the Company transferred 100% of its membership interest in Jubilee Intel, LLC to Mr. Bloomberg. In exchange, Mr. Bloomberg transferred all 100,000 Series A Preferred Shares of the Company to Selkirk Global Holdings, LLC, an entity controlled by Paul Strickland, the Company’s sole director and officer. This transaction resulted in the demerger of Jubilee Intel, LLC, which ceased to be a wholly owned subsidiary of the Company. Though the demerger contract was executed on May 12, 2025, the Company effectively lost control of Jubilee on March 31, 2025. Accordingly, Jubilee Intel, LLC has been presented as a discontinued operation as of December 31, 2024 until March 31, 2025, the date the Company effectively lost control of it. All other agreements with Mr. Bloomberg were also terminated at that time.

On August 7, 2025, the Company reinstated the related party debts that were cancelled pursuant to the failed Jubilee Merger.

Corporate Information

Our Company’s headquarters is located at 1800 N Town Center Drive, STE 100, Las Vegas, NV 89144. Our telephone number is 877-646-4833.

Implications of Being an Emerging Growth Company

In 2019 the Company qualified as an “emerging growth company” (“EGC”) as defined under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). Pursuant to Section 2(a)(19)(B) of the Securities Act, the Company ceased to qualify as an EGC at the end of the fiscal year ended December 31, 2024 — the fifth anniversary of the Company’s initial registration. Accordingly, for fiscal year 2025 and thereafter, the Company is no longer an EGC and is no longer availing itself of the reduced reporting and exemption provisions otherwise available to an EGC.

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

During the period in which the Company qualified as an EGC, the Company had elected to avail itself of the extended transition period for complying with new or revised accounting standards. That extended transition period terminated when the Company ceased to qualify as an EGC at the end of fiscal year 2024. All new and revised accounting standards are now being adopted by the Company on the same timeline as other public companies.

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

ITEM 2. PROPERTIES

We do not own any real property. Our former Director, John D. Murphy, Jr., provides complimentary office space for our company.

ITEM 3. LEGAL PROCEEDINGS

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted under the symbol “HLLK” on the Pink Open Market (f/k/a OTC Pink) published by OTC Markets Group, Inc. (“OTC Pink”), where an established public trading market for our common stock exists. The range of reported high and reported low sales prices per share for our common stock for each fiscal quarter during 2025 and 2024, as reported by NASDAQ and the OTC Markets Group, is set forth below.

Quarterly common stock Price Ranges

Fiscal Year 2025, Quarter Ended:	High	Low
March 31, 2025	$2.20	$1.95
June 30, 2025	$0.11	$0.11
September 30, 2025	$0.29	$0.29
December 31, 2025	$0.10	$0.10

Fiscal Year 2024, Quarter Ended:	High	Low
March 31, 2024	$0.15	$0.10
June 30, 2024	$0.25	$0.25
September 30, 2024	$0.35	$0.35
December 31, 2024	$3.75	$1.30

At December 31, 2025 there were approximately 1,892 holders of record of our common stock, and approximately 233 beneficial owners of our common stock held in street name.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Item 6. [Reserved]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations for the years ended December 31, 2025, and 2024, should be read in conjunction with the financial statements and notes related thereto included elsewhere in this report.

Overview

We have no operations from a continuing business other than the expenditures related to running the Company. All of our historical business operations have ceased.

Management intends to explore and identify business opportunities within the U.S. and other jurisdictions including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. No assurances can be given that our management can identify and implement a viable business strategy or that any such strategy will result in profits. Our ability to effectively identify, develop and implement a viable plan for our business may be hindered by risks and uncertainties which are beyond our control.

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

We anticipate that the selection of a target business or asset will be a complex and risk-prone process. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, management believes that there are many firms seeking acquisition opportunities at this time at discounted rates against which we will compete. We expect that any potentially available acquisition opportunities may appear in a variety of different industries or regions and at various stages of development, all of which will likely make the task of comparative investigation and analysis of such opportunities extremely difficult and complicated.

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

Going Concern

We have only limited capital. Additional financing is necessary for us to continue as a going concern. The report of the independent registered public accounting firm accompanying our financial statements for the years ended December 31, 2025 and 2024 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that we will continue as a going concern”, which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

Results of Operations

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

During the years ended December 31, 2025 and 2024, we had no operations other than incurring expenditures related to running the Company, and we generated no revenues. At December 31, 2024, the Company held a 100% membership interest in Jubilee Intel, LLC, which is now presented as a discontinued operation following the May 12, 2025 demerger and deconsolidation.

For the years ended December 31, 2025 and 2024, we had general and administrative expenses of $97,145 and $22,125, respectively, an increase of $75,020 or approximately 339%. Professional fees were $80,950 and $50,368, respectively, and payroll expenses were $50,000 and $56,666, respectively. Total operating expenses were $228,095 for 2025 as compared to $129,159 for 2024. The increase in operating expenses was primarily due to higher general, administrative and professional fees incurred in connection with the deconsolidation of Jubilee Intel, LLC, continued SEC reporting compliance, and related legal and accounting work.

For the year ended December 31, 2025, we had total other income of $101,147, which included bad debt expense of $181,268, loss for legal liability of $16,900, other income of $29,840, $153,159 of interest expense (related party and third party), amortization of debt discount of $293,473, a loss on the issuance of convertible debt of $462,055, and a gain of $1,178,162 from the change in fair value of derivative liabilities. The change in fair value of derivative liabilities resulted from the conversion or extinguishment of convertible notes during the year.

For the year ended December 31, 2024, we had total other expense of $239,672, which included $72,196 of interest expense, amortization of debt discount of $216,768, bad debt expense of $100,000, a loss on the issuance of convertible debt of $278,156, a gain of $161,623 from the change in fair value of derivative liabilities, and also includes the gain of $265,824 from forgiveness of debt.

We had a net loss from continuing operations of $126,948 for the year ended December 31, 2025, compared to a net loss (as restated) of $368,832 from continuing operations for the year ended December 31, 2024. Including discontinued operations, the 2024 net loss was $672,060. The decrease in net loss in 2025 was primarily driven by the favorable change in fair value of derivative liabilities, partially offset by higher amortization of debt discount and loss on issuance of convertible debt.

Our major expenses consist of fees to consultants, lawyers and accountants incurred in connection with our obligation to file periodic reports with the SEC, which entails payment of professional fees to accountants and lawyers. Otherwise, we do not expect the level of our operating expenses to change in the future until we implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At December 31, 2025 and 2024, we had $3,382 and $3,629 of cash on hand (respectively), and there were total outstanding liabilities of $349,258 and $1,497,644, respectively, a portion of which were amounts owed to a related party. The working capital deficits were $345,876 and $1,377,722, respectively.

For the year ended December 31, 2025, the Company used $(150,524) of cash in operating activities as compared to $252,273 for the year ended December 31, 2024. The decrease was primarily due to reduced operating outflows following the deconsolidation of Jubilee Intel, LLC. Net cash provided by financing activities for the year ended December 31, 2025 was $150,277 as compared to $355,902 for the year ended December 31, 2024. The Company used no cash in investing activities in 2025 compared to $100,000 in 2024.

Paul Strickland, our Secretary and Director, individually, and through Selkirk Global Holdings, LLC, an entity controlled by him, is funding some of our limited operations by making advances of funds to cover our operating expenses. The advances are repayable upon demand and the obligations bear 6% interest. We expect that Mr. Strickland, directly or through Selkirk Global Holdings, LLC, will continue to fund some of our operations until we complete an acquisition or earlier if he sells his interest in the Company, and that we will continue to require additional financing to maintain our existence as a shell company for the next twelve months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

HALLMARK VENTURE GROUP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Hallmark Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Hallmark Venture Group Inc. and its subsidiary (“the Company”, “HLLK”) as of December 31, 2025, and 2024, and the related consolidated statements of operations, changes in shareholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2025 and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025, and 2024, and the results of its operations and its cash flows for each of the two-year period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Previously Issued Financial Statements

As discussed in Note 18 to the consolidated financial statements, the 2024 consolidated financial statements have been restated to correct misstatements.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company’s losses from operations and accumulated deficit raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/S/ INTEGRITAT CPA (PCAOB ID 6624)

We have served as the Company’s auditor since 2025.

Boca Raton, Florida

April 27, 2026

HALLMARK VENTURE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
		(Restated)
ASSETS
CURRENT ASSETS:
Cash	$3,382	$3,629
Note receivable, net	—	—
Due from related parties	—	116,260
Assets from discontinued operations	—	33
Total Current assets	3,382	119,922

TOTAL ASSETS	$3,382	$119,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$191,266	$41,474
Due to related parties	826	826
Convertible notes payable – related party, net of debt discount of $10,924 and $0, respectively	16,402	74,501
Convertible notes payable – net of debt discount of $19,069 and $33,333, respectively	36,131	66,667
Notes payable	—	320,946
Accrued interest - related party	751	661
Accrued interest	1,212	32,354
Settlement liability	—	146,799
Derivative liability	102,670	510,154
Liabilities from discontinued operations	—	303,262
Total Current Liabilities	349,258	1,497,644
TOTAL LIABILITIES	349,258	1,497,644

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 63,994,148 and 1,049,794 issued and outstanding, respectively	63,994	1,049
Stock payable	34,690	36,130
Additional paid-in capital	3,301,281	2,507,221
Accumulated deficit	(3,745,941)	(3,922,221)
Total Stockholders’ equity (deficit)	(345,876)	(1,377,722)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,382	$119,922

The accompanying notes are an integral part of these consolidated financial statements.

HALLMARK VENTURE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
		(Restated)
Revenue	$—	$—

Expenses:
General and administrative	$97,145	$22,125
Professional fees	80,950	50,368
Compensation expense	50,000	56,666
Total operating expenses	228,095	129,159
Loss from operations	(228,095)	(129,159)

Other income (expense):
Interest expense	(153,159)	(72,196)
Gain on forgiveness of debt	—	265,824
Bad debt expense	(181,268)	(100,000)
Amortization of debt discount	(293,473)	(216,768)
Change in fair value of derivative	1,178,162	161,623
Loss on issuance of convertible note	(462,055)	(278,156)
Loss for legal liability	(16,900)	—
Other income	29,840	—
Total other income (expense)	101,147	(239,673)

Net loss before income taxes	(126,948)	(368,832)
Provision for income tax	—	—
Net loss from continued operations	(126,948)	(368,832)
Net loss from discontinued operations	—	(303,228)
Net loss	$(126,948)	$(672,060)

Net loss per share – basic and diluted	$(0.00)	$(0.56)

Weighted average shares outstanding – basic and diluted	38,962,221	1,194,494

The accompanying notes are an integral part of these consolidated financial statements.

HALLMARK VENTURE GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series A Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2023	100,000	$100	1,226,302	$1,226	$36,130	$2,398,757	$(3,250,161)	$(813,948)
Common stock issued for payment on settlement liability	—	—	20,011	20	—	4,984	—	5,004
Forgiveness of debt related party	—	—	—	—	—	103,283	—	103,283
Cancellation of shares	—	—	(196,519)	(197)	—	197	—	—
Net Loss	—	—	—	—	—	—	(672,060)	(672,060)
Balance, December 31, 2024 (Restated)	100,000	100	1,049,794	1,049	36,130	2,507,221	(3,922,221)	(1,377,722)
Stock issued for corporate restructuring	—	—	50,000,000	50,000	—	(50,000)	—	—
Stock issued for services	—	—	206,226	206	(1,440)	13,677	—	12,443
Stock issued for conversion of debt	—	—	10,035,272	10,036	—	747,277	—	757,312
Stock issued for conversion of debt – related party	—	—	2,702,856	2,703	—	186,389	—	189,092
Contributed capital	—	—	—	—	—	(103,283)	—	(103,283)
Deconsolidate Jubilee	—	—	—	—	—	—	303,228	303,228
Net Loss	—	—	—	—	—	—	(126,948)	(126,948)
Balance, December 31, 2025	100,000	$100	63,994,148	$63,994	$34,690	$3,301,281	$(3,745,941)	$(345,876)

The accompanying notes are an integral part of these consolidated financial statements.

HALLMARK VENTURE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
		(Restated)
Cash flows from operating activities:
Net loss from continued operations	$(126,948)	$(368,832)
Adjustments to reconcile net income to net cash used by operating activities:
Change in fair value of derivative	(1,178,162)	(161,623)
Loss on issuance of convertible debt	462,055	278,156
Bad debts	181,268	100,000
Gain on forgiveness of debt	-	(265,824)
Amortization of Debt Discount	293,473	216,768
Changes in operating assets and liabilities:
Due to related parties	116,260	826
Due from related parties	-	(116,260)
Accounts payable and accrued expenses	149,792	21,950
Accrued interest - related party	(17,120)	13,637
Accrued interest	(31,142)	28,928
Assets from discontinued operations	-	(33)
Liabilities from discontinued operations	-	303,262
Net cash provided by (used in) operating activities from continued operations	(150,524)	50,955
Loss from discontinued operations	-	(303,228)
Net cash provided by (used in) operating activities	(150,524)	(252,273)

Cash flows from investing activities:
Issuance of note receivable	-	(100,000)
Net cash provided by investing activities	-	(100,000)

Cash flows from financing activities:
Proceeds from convertible note payable - related party	27,326	9,456
Proceeds from convertible note payable	443,897	100,000
Repayments of convertible note payable	-	(70,000)
Repayments of note payable	(320,946)	(4,500)
Proceeds from note payable	-	320,946
Net cash provided by (used in) financing activities	150,277	355,902

Net change in cash	(247)	3,629
Cash at beginning of period	3,629	-
Cash at end of period	$3,382	$3,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$101,436	$18,600
Cash paid for taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued in conversion of debt
Forgiveness of debt – related party
Common stock issued in satisfaction of settlement liability	$146,799
Stock issued for corporate restructuring	$50,000
Common stock issued for services	$13,678
Common stock issued for conversion of debt	$939,403	$5,003.00

The accompanying notes are an integral part of these consolidated financial statements.

HALLMARK VENTURE GROUP, INC.

Notes to Financial Statements

December 31, 2025

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

On July 12, 2022, Paul Strickland, the Company’s Principal Financial Officer, became a director of the Company.

On January 11, 2024, the Company entered into a Change of Control Agreement (the “CoC Agreement”) between John D. Murphy, Jr., the Company’s Director and Chief Executive Officer, and JMJ Associates, LLC, an entity controlled by Mr. Murphy (“Murphy”); Paul Strickland, the Company’s Director and Secretary, and Selkirk Global Holdings, LLC and Beartooth Asset Holdings, LLC, both entities controlled by Mr. Strickland (“Strickland”); and Steven Arenal and Aurum International Ltd., an entity controlled by Mr. Arenal (“Aurum”).

Pursuant to the CoC Agreement, Murphy and Strickland would assign the Series A preferred shares controlled by each to Aurum, and Strickland was to transfer 196,519 restricted common shares to Aurum. In exchange, Murphy and Strickland would retain a 5% equity interest in the Company on a post-restructuring basis, subject to an 18-month anti-dilution provision as set forth in the Anti-Dilution Agreement executed among the parties. In connection with the CoC Agreement, Murphy and Strickland would have cancelled certain indebtedness owed to them by the Company. Strickland was to cancel $83,342 in outstanding obligations, and Murphy was to cancel $74,501 in outstanding obligations. Murphy was to receive $70,000 from Aurum in partial consideration for the debt cancellation, which would have been delivered into escrow by February 27, 2024. The Company issued Aurum a $77,000 convertible promissory note bearing interest at 10% per annum in partial satisfaction of the Company’s indebtedness to Murphy. All consideration under the CoC Agreement was to be subject to the terms and conditions of the Escrow Agreement executed among the parties.

In connection with the foregoing, the Company relocated its principal place of business to 626 Wilshire Boulevard, Suite 410, Los Angeles, California 90017.

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

On March 4, 2024, the shareholders required to vote approved the Board’s 1:500 reverse split of the Company’s common stock.

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

On September 26, 2024, the Company and Jubilee Intel, LLC (“Jubilee”) entered into an Agreement and Plan of Reorganization (the “Merger”) whereby the Company acquired 100% membership interests in Jubilee in exchange for the issuance of 100,000 shares of its Series A Preferred Stock. As a result of the Merger, Jubilee became a wholly owned and operating subsidiary of the Company.

On May 12, 2025, the Company executed a Membership Interest Assignment Agreement with Evan Bloomberg, its former officer and director. Under this agreement, the Company transferred 100% of its membership interest in Jubilee Intel, LLC to Mr. Bloomberg. In exchange, Mr. Bloomberg transferred all 100,000 Series A Preferred Shares of the Company that he held to Selkirk Global Holdings, LLC, an entity controlled by Paul Strickland, the Company’s sole director and officer. This transaction resulted in the demerger of Jubilee Intel, LLC, which ceased to be a wholly owned subsidiary of the Company. Accordingly, Jubilee Intel, LLC has been presented as a discontinued operation as of December 31, 2024 until March 31, 2025, the date the Company effectively lost control of it (see Note 17). All other agreements with Mr. Bloomberg were also terminated at that time.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) as found in the Accounting Standards Codification (“ASC”), and the Accounting Standards Update (“ASU”) of the Financial Accounting Standards Board (“FASB”) and are expressed in US Dollars.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in which the Company has a controlling financial interest as of December 31, 2024. All significant intercompany transactions and balances are eliminated in consolidation.

The Company evaluates its ownership interests in accordance with applicable consolidation guidance to determine whether control exists. When the Company loses control of a subsidiary, it derecognizes the assets, liabilities, and any noncontrolling interests of that subsidiary as of the date control is lost. Any resulting difference between (i) the carrying value of the net assets derecognized and (ii) the consideration received, if any, is recognized as a gain or loss in the consolidated statements of operations.

Refer to Note 1 for the deconsolidation of Jubilee.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. The Company has cash of $3,382 and $3,629 as of December 31, 2025 and 2024, respectively.

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

Derivative Financial Instruments

The Company evaluates warrants issued with notes payable and embedded conversion features of convertible notes under ASC 480 and ASC 815 to determine appropriate classification. Instruments that are not indexed to the Company’s own stock or do not meet equity classification criteria under ASC 815-40 are classified as derivative liabilities.

Derivative liabilities are recorded at fair value upon issuance and remeasured at each reporting date, with changes in fair value recognized in the statements of operations as other income (expense). Fair value is estimated using the Black-Scholes option pricing model and classified within Level 3 of the fair value hierarchy under ASC 820.

Proceeds from notes payable and convertible notes with associated derivative liabilities are allocated first to the derivative liability at fair value, with the residual allocated to the host debt instrument and recorded as a debt discount, which is amortized to interest expense over the note term using the effective interest method.

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

The Company’s financial instruments reported at their fair values consist of derivative liabilities. The Company’s derivative liabilities had a fair value of $102,670 and $510,154 as of December 31, 2025 and 2024, respectively. The decrease is primarily attributable to the payoff and conversion of the related convertible notes during the year. These instruments are in level 3 of the fair value hierarchy.

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2025 and 2024, the Company did not have any level 1 or 2 financial instruments. On December 31, 2025 and 2024 the Company’s level 3 financial instruments were derivative liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis.

At December 31, 2025

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative Liability	—	—	$102,670

At December 31, 2024

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative Liability	—	—	$510,154

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

As of December 31, 2025, the Company had 90,000,000 potential dilutive shares of common stock from convertible preferred stock, approximately 4,538,474 shares from convertible debt, and 12 shares from warrants. As of December 31, 2024, the Company has approximately 3,892,317 potentially dilutive shares of common stock from convertible notes payable, 212 shares from warrants and 90,000,000 potentially dilutive shares of common stock from Series A preferred stock.

For periods with a net loss the effect of any potentially dilutive shares is anti-dilutive and they have been excluded from dilutive EPS.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The core principle of ASC 606 is that revenue is recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company applies the following five-step model to achieve that core principle:

Step 1: Identify the contract with the customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when the Company satisfies a performance obligation

The transaction price is the amount of consideration to which the Company expects to be entitled in exchange for transferring promised goods or services and may include fixed amounts, variable amounts, or both. When determining the transaction price, the Company considers the effects of variable consideration, constraints on estimates of variable consideration, the existence of a significant financing component, noncash consideration, and consideration payable to a customer.

During the years ended December 31, 2025 and 2024, the Company did not generate any revenues, as it has not yet identified or commenced a revenue-generating line of business since the deconsolidation of Jubilee.

Accounts Receivable

In considering the collectability of accounts receivable, the Company takes into account the legal obligation for payment by the customer, as well as the financial capacity of the customer to fund its obligation to the Company. The carrying amount of accounts receivable represents the maximum credit exposure on this balance. Management individually reviews all delinquent accounts receivable balances and based on an assessment of current creditworthiness, estimates the portion, if any, of the balance that will not be collected and would directly write-off these balances. Management considers a number of factors, including the age of the receivables, current economic conditions and other information management obtains regarding the financial condition of customers. The policy for determining the past due status is based on the contractual payment terms of each customer. Once collection efforts by the Company are exhausted, the determination for directly writing off uncollectible receivables is made. The Company reported no accounts receivables on December 31, 2025 and 2024.

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

The Company previously operated through two reportable segments. Through May 12, 2025, the Company, through its subsidiary Jubilee, operated an Advertising segment that launched and managed Yahoo partner advertisements and provided a SaaS platform for third parties to run such advertisements. This segment subsequently ceased to meet the criteria for classification as a continuing operation and was therefore reclassified as a discontinued operation. As a result of this reclassification, all prior period segment information has been recast to conform to the current period presentation.

Following this reclassification, the Company operates through a single reportable segment, the Holding Segment. The Holding Segment includes corporate functions such as finance, legal, human resources, and executive management, and represents the parent-level activities of the Company, including the identification and pursuit of new business opportunities. This segment will provide financing support to other operating units, and corporate-level expenses are recorded within this segment.

As the Company operates as a single reportable segment, no further disaggregated segment information is required to be disclosed under ASC 280, Segment Reporting. Financial information related to the discontinued Advertising segment operations is presented separately in Note 17 — Discontinued Operations.

Reverse Stock Split

On April 24, 2025, the Company effected a 1-for-500 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 500 shares of issued and outstanding common stock were converted into one. The par value of the common stock remained unchanged at $0.001 per share.

In accordance with Staff Accounting Bulletin (“SAB”) Topic 4C and ASC 260-10-55-12, the reverse stock split has been retrospectively reflected in these consolidated financial statements for all periods presented, including the balance sheets and statements of stockholders’ equity. All share and per-share amounts — including earnings per share and weighted-average shares outstanding — have been restated to give effect to the reverse stock split.

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

As of the reporting date, the Company recorded a material allowance for credit losses related to an outstanding note receivable, establishing a full reserve for the entire balance of the note and the related interest receivable.

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

The IRS requires all domestic corporations in existence for any part of the tax year to file an income tax return whether or not they have taxable income. The Company incurred a loss for the fiscal years ended December 31, 2025, and 2024 and has not filed tax returns for either year. The Company has not received any notifications from the IRS. Reported tax benefits and valuation allowances are the Company’s best estimate of its tax positions and have not been reviewed by the taxing authority.

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our consolidated balance sheets at December 31, 2025 or 2024, and have not recognized interest and/or penalties in the consolidated statement of operations for the period ended December 31, 2025 and 2024.

The Company is subject to taxation in the United States and the State of Nevada.

The Company has not filed federal or applicable state income tax returns for the fiscal years ended December 31, 2025 and 2024. Accordingly, those tax years remain open to examination by the respective tax authorities once filed.

Commitments And Contingencies

The Company accounts for contingencies in accordance with ASC 450-20. Liabilities for loss contingencies, including claims, assessments, litigation, fines, penalties, and other matters, are recognized when it is probable that a liability has been incurred and the amount can be reasonably estimated.

If a loss contingency is reasonably possible but not probable, or if the amount cannot be reasonably estimated, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss, if determinable.

Concentration And Credit Risk

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC). On December 31, 2025 and 2024, no cash balances were in excess of federally insured limits.

Recently Issued Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. This ASU requires enhanced disclosures in the rate reconciliation and disaggregation of income taxes paid by federal, state, and foreign jurisdiction. The standard was effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025. As the Company recognized no income tax expense and made no income tax payments during the year ended December 31, 2025, and maintains a full valuation allowance against its deferred tax assets, the adoption did not have a material impact on the Company’s consolidated financial statements or disclosures.

ASU 2024-03, Income Statement — Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated disclosure of certain income statement expense line items within the notes to financial statements. For smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect this standard to have a material impact on its consolidated financial statements given the limited nature of its expense categories.

The Company periodically evaluates newly issued accounting standards and has not identified any other recently issued pronouncements expected to have a material effect on its consolidated financial statements.

NOTE 3 - GOING CONCERN

The Company’s financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, the realization of assets, and payments of liabilities in the normal course of business.

As of December 31, 2025, the Company had an accumulated deficit of $3,745,941. Net loss and net cash flows used in operating activities for the year ended December 31, 2025 was $126,948 and $150,524, respectively. The cash balance held as of December 31, 2025 is $3,382. In May 2025, the Company discontinued its only operating segment, Jubilee Intel LLC, which generated revenues. The Company requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 – NOTE RECEIVABLE

On May 2, 2024, the Company entered into a $100,000 promissory note agreement with an independent, non-affiliated third party. The note had a term of 180 days and bore interest at 8% per annum.

As of December 31, 2024, the note was in default, and the Company determined that an allowance for the full amount of the note was required, as the note was considered potentially uncollectible. Accordingly, the Company recorded a full allowance for credit losses on the outstanding principal balance and related accrued interest of $5,326 and recognized credit loss expense of $100,000 for the year ended December 31, 2024.

As of December 31, 2025, the note remains outstanding and in default. The Company continues to maintain a full allowance for credit losses on the outstanding principal balance and all related accrued interest, including additional accrued interest of $8,426 during the year ended December 31, 2025, as management believes the amounts are potentially uncollectible.

Description	December 31, 2025	December 31, 2024
		(Restated)
Notes receivable - current portion	$113,752	$105,326
Allowance for doubtful accounts	(113,752)	(105,326)
Notes receivable, net	$—	$—

NOTE 5 – ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

On September 20, 2024, Hallmark Venture Group, Inc. entered into a debt cancellation agreement with a vendor, pursuant to which $262,192 of outstanding legal fee obligations were forgiven. The Company recognized a corresponding gain on extinguishment of debt of $262,192 for the year ended December 31, 2024.

An unrelated third party paid $26,381 on behalf of the Company to settle certain accounts payable balances outstanding as of December 31, 2024. In exchange, the Company issued an unsecured, non-interest-bearing convertible note on July 15, 2025, with a stated maturity date of July 16, 2026. The note was subsequently converted into 239,827 shares of common stock on July 22, 2025.

During the year ended December 31, 2025, certain vendors issued a demand for payments of outstanding balances through legal counsel and third-party collection agencies. The Company evaluated these matters and recorded the related liabilities in its consolidated financial statements, as management believes such amounts are probable and reasonably estimable.

The following table presents the Company’s accounts payable and accrued liabilities balances as of December 31, 2025 and 2024.

Description	December 31, 2025	December 31, 2024
		(Restated)
Legal fees	$—	$26,381
Credit cards	9,098	—
Accrued expenses	182,168	15,093
	191,266	41,474

NOTE 6 – CONVERTIBLE NOTE PAYABLE – RELATED PARTY

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note was unsecured, non-interest bearing, and matures on December 4, 2024. The note was convertible into shares of common stock at a 50% average closing trading price for the twenty-five days prior to conversion. On March 8, 2024, $70,000 of the outstanding balance was repaid using funds provided by an investor pursuant to an escrow arrangement entered into by the Company. On July 21, 2025, Mr. Murphy converted this note into 1,275,702 shares of common stock. As of December 31, 2025 and 2024, the balance of the note is $0 and $74,501, respectively.

On October 6, 2022, the Company issued a 10% Convertible Promissory Note to Selkirk Global Holdings, LLC with a face value of $50,000. The Note bears interest at 10% per annum and matures on October 5, 2023. The note is convertible into shares of common stock at a conversion price equal to 55% of the average closing price of the Company’s common stock during the twenty consecutive trading days prior to the conversion date. On August 12, 2025, Selkirk Global Holdings, LLC converted this note into 941,363 shares of common stock. As of December 31, 2025 and 2024, the balance of the note was $0 and $0, respectively.

On April 6, 2023, the Company issued a 10% Convertible Promissory Note to Selkirk Global Holdings, LLC with a face value of $50,000. The Note bears interest at 10% per annum, compounded monthly, and matures on April 5, 2024. The note is convertible into shares of common stock at a conversion price equal to 55% of the average closing price of the Company’s common stock during the twenty consecutive trading days prior to conversion. On August 12, 2025, Selkirk Global Holdings, LLC converted this note into 402,038 shares of common stock. As of December 31, 2025 and 2024, the balance of the note was $0 and $0, respectively.

On December 12, 2023, the Company issued a convertible exchange note to Paul Strickland. The note was unsecured, non-interest-bearing, and matured on December 12, 2023. On August 7, 2025, the note was converted into 83,753 shares of common stock. As of December 31, 2025 and 2024, the balance of the note was $0 and $0, respectively.

In connection with the acquisition of Jubilee Intel, LLC in fiscal year 2024, debt obligations totaling $103,284, including accrued interest, owed to Selkirk Global Holdings, LLC (“Selkirk”) and Paul Strickland under the notes described above were cancelled as part of the merger consideration. In May 2025, following the termination of the merger agreement and the Company’s transfer of its membership interest in Jubilee Intel, LLC, the previously cancelled debt was reinstated, including the continuation of accrued interest under the original terms.

As a result, the Company recognized the reinstated debt of $103,284, including accrued interest, as a liability on its consolidated balance sheet. Additional interest expense of $11,542 was accrued through the date of conversion in accordance with the original note terms, which bear interest at 10% per annum. In August 2025, the outstanding balances, including accrued interest, were converted into an aggregate of 1,427,156 shares of common stock. As of December 31, 2025, the outstanding balance of the notes was $0.

On July 17, 2025, the Company issued a 6% Convertible Promissory Note to Selkirk Global Holdings, LLC with a face value of $50,000. The Note bears interest at 6% per annum, compounded monthly, and matures on July 16, 2026. The note is convertible into shares of common stock at a conversion price equal to a 50% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. As of December 31, 2025, there is $27,326 and $751 of principal and interest, respectively, due on this note. As of December 31, 2025 and 2024, the unamortized debt discount balance was $10,924 and $0, respectively.

NOTE 7 – CONVERTIBLE NOTES PAYABLE

On March 1, 2024, the Company issued a $100,000, 6% demand promissory note (the “Note”) to a non-affiliated third party. The Note matured on August 28, 2024, 180 days from the date of issuance. The Note was issued in exchange for the holder making direct payments of certain Company expenses, including $70,000 used to settle amounts owed to the Company’s Chief Executive Officer and Director. On May 6, 2024, the Note, with an outstanding balance of $103,986, was assigned to another non-affiliated third party. Subsequently, the Note was replaced with a new promissory note dated May 30, 2025, in the amount of $103,986. Any accrued interest under the original and replacement notes was cancelled and was not required to be repaid. On August 5, 2025, the holder elected to convert the outstanding balance into 611,682 shares of the Company’s common stock. As of December 31, 2025, the outstanding balance of the note was $0.

On May 1, 2024, the Company issued a $100,000, 8% convertible promissory note (the “Note”) to a non-affiliated third party. The Note bore interest at 8% per annum and matured on April 30, 2025. In connection with the issuance of the Note, the Company entered into a warrant subscription agreement pursuant to which the holder was issued 100,000 warrants, exercisable within one year from the date of issuance at an exercise price of $1.00 per share. The Note was convertible into shares of the Company’s common stock at a conversion price equal to 25% of the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 2, 2025 and June 3, 2025, the holder elected to convert all of the outstanding balance of the note, including accrued interest of $9,973; $75,766 of the note was converted into 2,559,650 shares and; $34,207 of the note including accrued interest was converted into 1,147,884 shares of the Company’s common stock, respectively. As of December 31, 2025 and 2024, the outstanding principal balance of the Note was $0 and $100,000, respectively, and accrued interest was $0 and $5,475, respectively. As of December 31, 2025 and 2024, the unamortized debt discount was $0 and $33,333, respectively.

On March 7, 2025, the Company issued a $50,000, 8% convertible promissory note (the “Note”) to a non-affiliated third party. The Note bore interest at 8% per annum and had a maturity date of March 6, 2026. The Note was convertible into shares of the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 3, 2025, the holder elected to convert a portion of the outstanding balance of the Note, including accrued interest of $986, into 856,908 shares of the Company’s common stock. The Note, including all accrued interest, was fully converted during the year ended December 31, 2025. As of December 31, 2025, the outstanding balance of the Note was $0.

On July 8, 2025, the Company issued a 6% convertible promissory note (the “Note”) to a non-affiliated third party with a face value of up to $50,000. The Note bore interest at 6% per annum, compounded monthly, and matured on July 7, 2026. The Note was convertible into shares of the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On August 25, 2025, the Company amended the Note to increase the face value from $50,000 to $100,000. As of December 31, 2025, the outstanding principal balance of the Note was $55,200 and accrued interest was $1,212. As of December 31, 2025, the unamortized debt discount was $19,069.

On May 15, 2025, the Company issued six 6% convertible promissory notes to a non-affiliated third party with an aggregate principal amount of $232,187. The notes bore interest at 6% per annum, compounded monthly, and matured on November 14, 2025. The notes were convertible into shares of the Company’s common stock at a conversion price equal to a 20% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 2, 2025, the holder elected to convert the outstanding principal and accrued interest under all six notes into 2,385,946 shares of the Company’s common stock. As a result, an aggregate of $232,186.71 of debt was retired, and no principal or interest remained outstanding. As of December 31, 2025, there was no outstanding balance related to these notes.

The notes were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price determined pursuant to the terms of the notes. The Company evaluated the conversion features under ASC 815, Derivatives and Hedging, and determined that the features required bifurcation and classification as derivative liabilities. Accordingly, the Company recognized a derivative liability at fair value on the issuance date, with an offsetting debt discount. The derivative liability was subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. Upon conversion of the notes during the year ended December 31, 2025, the related derivative liability was extinguished.

On May 14, 2025, the Company issued a $80,000, 6% convertible exchange note (the “Exchange Note”) to a non-affiliated third party in exchange for the cancellation of a prior on-demand promissory note dated November 19, 2024. The Exchange Note bore interest at a guaranteed rate of 6% per annum and matured on November 13, 2025. The Exchange Note was convertible into shares of the Company’s common stock at a conversion price equal to a 20% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 3, 2025, the holder elected to convert $76,316 of the outstanding principal into shares of the Company’s common stock. On August 5, 2025, the holder converted the remaining outstanding principal balance of $3,684 into shares of common stock, resulting in full conversion of the principal amount. Accrued interest of approximately $4,800 was waived by the holder in connection with the settlement of the Exchange Note. As of December 31, 2025, the outstanding balance of the note was $0.

On May 30, 2025, the Company issued a $100,000, 6% convertible exchange note (the “Note”) to a non-affiliated third party in exchange for the cancellation of an existing promissory note dated May 1, 2024. The Note bore interest at a guaranteed rate of 6% per annum and matured on November 30, 2025. The Note was convertible into shares of the Company’s common stock at a conversion price equal to a 20% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On August 5, 2025, the holder elected to convert the outstanding principal balance of $103,986 into 611,682 shares of the Company’s common stock, resulting in full settlement of the Note. Accrued interest of approximately $6,239 was waived by the holder in connection with the settlement of the Note. As of December 31, 2025, the outstanding balance of the Note was $0.

As of December 31, 2025, the total amount due to a loan holder was $55,200 and $1,212 of principal and interest, respectively. The convertible note balance reported on December 31, 2025 is $36,131, net of debt discount of $19,069.

As of December 31, 2024, the total amount due to a loan holder was $100,000 and $5,474 of principal and interest, respectively. The convertible note balance reported on December 31, 2024 is $66,666, net of debt discount of $33,333.

NOTE 8 – SETTLEMENT LIABILITY

On November 3, 2020, the Company entered into a settlement agreement to resolve outstanding obligations totaling $581,876, consisting of principal of $285,206 and accrued interest of $296,670. The settlement amount was non-interest bearing and was to be satisfied through the issuance of unrestricted, freely tradable shares of the Company’s common stock at a conversion price equal to 50% of the average closing market price for the ten trading days preceding each issuance notice. Shares were to be issued in one or more tranches, with each issuance limited to less than 10% of the Company’s then issued and outstanding shares until the settlement amount was satisfied.

On March 28, 2024, the settlement agreement, including an outstanding balance of approximately $146,799, was assigned to a non-affiliated third party. On May 6, 2024, the liability was further assigned to another non-affiliated third party.

On August 8, 2025, the holder elected to convert the outstanding balance into 1,346,780 shares of the Company’s common stock in full satisfaction of the obligation. As of December 31, 2025 and 2024, the settlement liability had a balance of $0 and $146,799, respectively.

NOTE 9 – NOTES PAYABLE

On October 9, 2024, the Company authorized the issuance of up to $500,000 in non-convertible promissory notes. The notes, when issued, will bear interest at a rate of 12% per annum and will be due and payable six months after issuance. Purchasers of the notes will also be issued a common stock purchase warrant (each a “Warrant”). The warrant shall be exercisable at a price of $2.00 per share and shall expire two years after the issuance date. The following are the issuance of these notes payable:

On October 15, 2024, the Company issued a $50,000 promissory note and a warrant to purchase 3 shares of the Company’s common stock (equivalent to 1,250 shares prior to the Company’s 1-for-500 reverse stock split). The promissory note, including all accrued interest, was fully settled as of December 31, 2025. As of December 31, 2025 and 2024, the outstanding note balance was $0 and $50,000, respectively, and accrued interest was $0 and $3,097, respectively.

On October 28, 2024, the Company issued a $33,000 promissory note, which was subsequently increased to $36,960 pursuant to an amendment dated November 27, 2024, and a warrant to purchase 2 shares of the Company’s common stock (equivalent to 924 shares prior to the Company’s 1-for-500 reverse stock split). The promissory note, including all accrued interest, was fully settled as of December 31, 2025. As of December 31, 2025 and 2024, the outstanding note balance was $0 and $36,960, respectively, and accrued interest was $0 and $4,818, respectively.

On November 4, 2024, the Company issued a $30,000 promissory note and a warrant to purchase 2 shares of the Company’s common stock (equivalent to 750 shares prior to the Company’s 1-for-500 reverse stock split). The promissory note, including all accrued interest, was fully settled during the year ended December 31, 2025. As of December 31, 2025 and 2024, the outstanding note balance was $0 and $30,000, respectively, and accrued interest was $0 and $3,120, respectively.

On November 15, 2024, the Company issued a $25,000 promissory note and a warrant to purchase 1 share of the Company’s common stock (equivalent to 625 shares prior to the Company’s 1-for-500 reverse stock split). The promissory note, including all accrued interest, was fully settled during the year ended December 31, 2025. As of December 31, 2025 and 2024, the outstanding note balance was $0 and $25,000, respectively, and accrued interest was $0 and $1,500, respectively.

On November 19, 2024, the Company issued a $50,000 promissory note and a warrant to purchase 3 shares of the Company’s common stock (equivalent to 1,250 shares prior to the Company’s 1-for-500 reverse stock split). The promissory note was subsequently replaced by a convertible note dated May 14, 2025 (see Note 7). As of December 31, 2025 and 2024, the outstanding note balance was $0 and $50,000, respectively, and accrued interest was $0 and $8,200, respectively.

On December 20, 2024, the Company issued a $25,000 promissory note and a warrant to purchase 1 share of the Company’s common stock (equivalent to 625 shares prior to the Company’s 1-for-500 reverse stock split). The promissory note was fully settled during the year ended December 31, 2025. In connection with the settlement, accrued interest of $4,909 was waived by the holder. As of December 31, 2025 and 2024, the outstanding note balance was $0 and $25,000, respectively, and accrued interest was $0 and $1,065, respectively.

On February 7, 2025, the Company converted an outstanding line of credit balance of $26,160 into a promissory note bearing interest at 6% per annum, with a stated maturity date of August 15, 2025. The note, including accrued interest, was fully repaid on May 21, 2025. As of December 31, 2025 the outstanding note balance and accrued interest was $0 and $0, respectively.

As of December 31, 2025, the outstanding principal and accrued interest were $0 and $0, respectively. As of December 31, 2024, the outstanding principal and accrued interest were $320,946 and $27,013, respectively. Refer Note 7 for details of the note payable exchanged for a convertible note issued to an unrelated party for settlement of debt.

NOTE 10 – DERIVATIVE LIABILITY

The Company has various convertible notes outstanding that require derivative liability considerations for its conversion features. Total derivative liability on December 31, 2025 was $102,670 and on December 31, 2024 was $510,154 which was principally related to convertible notes.

Balance at December 31, 2023	$293,621
Decrease to derivative due to repayments	(66,769)
Increase to derivative due to new issuances	378,156
Derivative gain due to mark to market adjustment	(94,854)
Balance at December 31, 2024	510,154
Decrease to derivative due to repayment	(281,648)
Increase to derivative due to new issuances	489,030
Derivative gain due to mark to market adjustment	(529,586)
Balance at December 31, 2025	$102,670

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

	December 31, 2025		December 31, 2024
Input	Weighted Avg.	Range	Weighted Avg.	Range
Stock price	$0.10	$0.10	$0.003300	$0.0033
Exercise price (conversion price)	$0.079	$0.079	$0.0010	$0.0009 - 0.0011
Risk-free interest rate	3.59%	3.59%	4.34%	4.32 - 4.37%
Expected term (years)	0.52	0.52– 0.54	0.30	0.25 - 0.33
Expected volatility	555.020%	546.69% - 559.16%	348.13%	338.03% - 365.61%
Dividend yield	-	-	-	-

NOTE 11 – STOCK PAYABLE

The Company’s related party settlement liability (Note 8) includes a requirement to issue shares of the Company’s common stock to cover litigation and legal expenses associated with the settlement agreement. The settlement originally provided for the issuance of 5,000,000 shares of common stock.

On March 28, 2024, the settlement agreement was assigned to a non-affiliated third party. On May 6, 2024, the liability was further assigned to another non-affiliated third party.

The settlement agreement does not contain provisions for adjustment of the number of shares in the event of a reverse stock split. Accordingly, the Company continues to account for the obligation based on the original 5,000,000 shares.

The value of the stock payable was determined as $50,000 on the settlement date November 3, 2020, which was deemed to be the grant date of the stock at a per unit stock price of $0.01 per share. The Company issued in partial settlement of this obligation 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870; and 144,007 shares of common stock on May 20, 2025, at a value of $1,440.

The remaining shares to be issued at December 31, 2025 and 2024 were 3,468,993 and 3,613,000, respectively. The remaining balance of the stock payable liability was $34,690 and $36,130 as of December 31, 2025 and 2024, respectively.

NOTE 12 – WARRANTS

On May 1, 2024, the Company issued under a Warrant Subscription Agreement for 200 warrants (post-split), exercisable within one year of the execution date of the agreement at a price of $500 (post-split).

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	1.00
Risk-free interest rate	5.21%
Expected volatility	353.02%
Dividend yield	0%

On October 9, 2024, the Company authorized the issuance of up to $500,000 in non-convertible promissory notes with the attached warrants. Purchasers of the notes were issued 12 warrants (post split) to purchase common stock. The warrants are exercisable at a price of $500 per share (post-split) and shall expire two years after the issuance date.

The assumptions used to determine the fair value of the Warrants as follows:

Expected life (years)	2.00
Risk-free interest rate	3.95%
Expected volatility	323.21%
Dividend yield	0%

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2023	—	$—	—	$—
Issued	212	$500	.50	—
Expired	—	$—	—	—
Exercised	—	$—	—	—
Outstanding, December 31, 2024 (Restated)	212	$500	.41	$—
Issued	—	$—	—	—
Expired	(200)	$—	—	—
Exercised	—	$—	—	—
Outstanding, December 31, 2025	12	$500	0.85	$—

NOTE 13 – COMMON STOCK

On January 5, 2024, the Company issued 20,011 shares of its common stock to a debt holder for conversion of $5,003 of debt.

On September 26, 2024, Beartooth Asset Holding, LLC, an entity controlled by Paul Strickland, agreed to cancel 196,519 shares of common stock as part of the merger agreement.

On May 20, 2025, the Company issued 144,007 shares of common stock for legal fees associated with the settlement liability (Note 8).

On June 2, 2025, a debt holder converted $232,187 of principal and accrued interest, respectively, into 2,449,227 shares of common stock (see Note 7).

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

On August 5, 2025, an unrelated party retired $103,986 of debt by converting into 611,682 shares of common stock pursuant to the terms of the May 30, 2025 note.

On August 5, 2025, an unrelated party retired $3,684 of debt by converting into 21,671 shares of common stock pursuant to the terms of the May 14, 2025 note.

On August 5, 2025, an unrelated party retired $146,799 of debt by converting into 1,346,780 shares of common stock pursuant to the terms of the November 30, 2020 3a10 stipulated settlement.

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

During the year ending December 31, 2025, an unrelated party converted $338,986 and $10,958 of principal and interest, respectively, into 5,999,438 shares of common stock; however, an unrelated party entered into separate agreements to sell or transfer its shares in the Company to other unrelated parties.

The shares were issued in settlement of outstanding liabilities and were measured at the carrying value of the debt extinguished. Accordingly, the transactions were accounted for as debt settlements, with the carrying amounts of the liabilities reclassified to common stock and additional paid-in capital.

Refer Note 5 and 7 for the common stock issued in conversion of debt to an unrelated parties

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

The Company has 100,000 shares of Series A Preferred Stock issued and outstanding as of December 31, 2025 and 2024, respectively. At December 31, 2025, Selkirk Global holding was the holder of all of the outstanding shares of Series A Preferred Stock and at December 31, 2024 Evan Bloomberg was the holder of all of the outstanding shares of Series A Preferred Stock, acquired from John D. Murphy, Jr. and Paul Strickland in conjunction with the Jubilee Intel, LLC transaction.

NOTE 15 – OTHER RELATED PARTY TRANSACTIONS

Name of Related Party		Related Relationship
Evan Bloomberg	(1)	Former Principal Executive Officer of the Company, member of the Board of Directors
John D. Murphy Jr.		Former Principal Executive Officer of the Company and former member of the Board of Directors. Managing Member of JMJ Associates, LLC
Paul Strickland		Secretary of the Company, member of the Board of Directors, and Managing Member of Beartooth Asset Holdings, LLC.
Selkirk Global Holdings, LLC		Entity owned by Paul Strickland, the Company’s Secretary, and a member of its Board of Directors.

(1)	Resigned from all positions May 12, 2025.

Loans and Cash Advances

Refer to Note 6 for the convertible notes issued to the related parties.

Refer to Note 13 for shares issued to the related parties.

NOTE 16 – INCOME TAX

For the years ending December 31, 2025 and 2024, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of December 31, 2025 and 2024, the Company had net operating loss carry forwards of approximately $4,049,000 and $3,922,000, respectively. The carry forwards expire through the year 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The tax computations are as follows:

	December 31, 2025	December 31, 2024
Net losses before taxes	$(126,948)	$(672,060)
Adjustments to arrive at taxable income/loss
Permanent differences:	—	—
Temporary differences:	—	—
Taxable income (loss)	(126,948)	(672,060)

Current Year Taxable (loss) income	(126,948)	(672,060)
NOL carried forward prior year (tax return)	(3,922,060)	(3,250,000)
NOL carried forward at period end	$(4,049,008)	$(3,922,060)

Deferred Tax Asset - Federal Rate (21%)	(850,291)	(823,632)
Deferred Tax Asset - State Rate	—	—
Total Deferred Tax Asset	(850,291)	(823,632)

Valuation Allowance	(850,291)	(823,632
Deferred tax per books	$—	$—

NOTE 17 – DISCONTINUED OPERATIONS AND DECONSOLIDATION

As of December 31, 2025, Jubilee is no longer a wholly-owned subsidiary of the Company and has been deconsolidated as of December 31, 2025. The assets and liabilities associated with this business were displayed as assets and liabilities from discontinued operations as of December 31, 2024. Additionally, the revenues and costs associated with this business are displayed as losses from discontinued operations for the year ended December 31, 2024.

Total assets and liabilities included in discontinued operations were as follows:

	December 31, 2025	December 31, 2024
Assets from Discontinued Operations:
Cash	$—	$33
Accounts receivable	—	—
Total assets from discontinued operations	$—	$33

Liabilities from Discontinued Operations:
Accounts payable and accruals	$—	$130,838
Loan payable	—	26,161
Due to a related party	—	146,242
Total liabilities from discontinued operations	$—	$303,262

In the statement of operations there is no reported gain on deconsolidated for the year ended December 31, 2025 due to the gain from deconsolidation netting against the previous loss incurred from discontinued operations resulting in zero financial impact on statement of operations.

NOTE 18 – RESTATEMENT

During 2025, management of the Company identified errors in its previously issued consolidated financial statements as of and for the year ended December 31, 2024. Upon completing its evaluation, management determined that these errors were material, individually and in the aggregate, to the previously issued financial statements and that restatement was required.

Accordingly, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2024, in accordance with ASC 250-10, Accounting Changes and Error Corrections. The restated consolidated financial statements supersede the previously issued financial statements for the period then ended and should be read in their place.

In addition to the error corrections described below, two items have been presented on a retrospective basis in the accompanying consolidated financial statements. These items are not error corrections and are described as follows:

Discontinued Operations — Jubilee. Management determined during 2025 that Jubilee meets the criteria for classification as a discontinued operation under ASC 205-20, Presentation of Financial Statements — Discontinued Operations. Accordingly, the results of operations, assets, and liabilities attributable to Jubilee have been reclassified and presented separately as discontinued operations for all periods presented. This reclassification represents a change in financial statement presentation and does not affect previously reported net loss attributable to the Company as a whole.

Reverse Stock Split. The Company effected a 1-for-500 reverse stock split during 2025. In accordance with ASC 260-10, Earnings Per Share, all share and per-share data in the accompanying consolidated financial statements and notes thereto have been retroactively adjusted to reflect the reverse stock split for all periods presented. This adjustment represents a capital structure change and does not constitute a correction of an error.

1.	Revenue and Accounts Receivable. The Company determined that certain revenue and corresponding accounts receivable balances recorded during the year ended December 31, 2024 did not satisfy the performance obligation criteria required for recognition under ASC 606, Revenue from Contracts with Customers, based on information available as of the reporting date. The correction of this error decreased revenue by $555,195 and decreased accounts receivable by $555,195 in the restated financial statements, with a corresponding increase to net loss of $555,195.

2.	Allowance for Credit Loss — Note Receivable. The Company held a note receivable, including accrued interest, with a carrying value of $105,326 as of December 31, 2024. Management determined that collection of this balance was not probable as of the reporting date and that a full allowance for credit loss should have been recorded. The correction of this error reduced the net carrying value of the note receivable to zero and increased bad debt expense by $105,326, with a corresponding increase to net loss of $105,326.

3.	Misclassification of Cash and Related Party Transactions. Management determined that a cash balance included within the Company’s consolidated balance sheet as of December 31, 2024 was attributable to a related party and did not represent an asset of the Company. The correction of this error decreased cash by $52,355, decreased revenue by $52,355, and increased related party liabilities by $30,002, with a corresponding increase to net loss of $52,355.

4.	Unaccrued Interest Expense. The Company failed to accrue interest expense on outstanding debt obligations for a portion of the year ended December 31, 2024, representing a period-end cutoff error. The correction of this error increased accrued interest payable by $18,205 and increased interest expense by $18,205, with a corresponding increase to net loss of $18,205.

5.	Unaccrued Vendor Obligations. The Company failed to record certain vendor invoices and payable balances as of December 31, 2024, representing a period-end cutoff error. The correction of this error increased accounts payable and accrued liabilities by $15,093, attributable to continuing operations, and increased liabilities of discontinued operations by $128,838, attributable to Jubilee, with corresponding increases to operating expenses and loss from discontinued operations of $15,093 and $128,838, respectively.

6.	Accrued Compensation Payments. The Company recorded accrued compensation liabilities and subsequently made payroll payments; however, such payments were not applied against the accrued compensation balance, resulting in a duplicate recognition of payroll expense. Management determined that the accrued compensation balance was overstated as of December 31, 2024. The correction of this error decreased accrued liabilities by $56,666 and reduced payroll expense by $56,666, with a corresponding decrease in net loss of $56,666.

Aggregate Effect on Net Loss and Accumulated Deficit

The aggregate effect of all restatement adjustments resulted in an increase to net loss for the year ended December 31, 2024 of $826,206 and a corresponding increase to the accumulated deficit as of December 31, 2024 of $806,206, from $3,096,015 as previously reported to $3,922,221 as restated. There was no restatement impact on periods prior to the year ended December 31, 2024.

Basic and diluted net loss per share for the year ended December 31, 2024 was $(0.56) as restated, reflecting the aggregate effect of the restatement adjustments on net loss. All per-share and share amounts have been retroactively adjusted to reflect the 1-for-500 reverse stock split for all periods presented.

NOTE 19 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, management evaluated subsequent events through the date the financial statements were issued and noted material subsequent events requiring disclosure in these financial statements.

On January 15, 2026, a debt holder converted $90,200, from the Convertible Note dated August 25, 2025, into 1,555,172 shares of common stock, paying the note in full.

On February 9, 2026, Selkirk Global Holdings, LLC converted $27,346, from the Convertible Note dated July 17, 2025, into 379,811 shares of common stock, paying the note in full.

On February 12, 2026, the Company issued a new 6% Convertible Promissory Note to a debt holder, an unaffiliated party with a total face value of $100,000. The note bears interest at 6% per annum, compounded monthly, and matures on February 11, 2027. The initial consideration received was $15,041. The conversion price is equal to a 25% discount of the average closing price of the Company’s common stock during the 10 consecutive trading days prior to the conversion date. Subsequent fundings under this note included $7,400 on February 13, 2026 for transfer agent fees.

On February 24, 2026, Beartooth Asset Holdings, LLC, an entity managed by Mr. Strickland, executed an Irrevocable Stock Power transferring 50,000,000 shares of the Company’s restricted common stock to the Hallmark Venture Group, Inc. Acquisition Account. This transfer was made in connection with an anticipated corporate restructuring. The shares had originally been issued to Beartooth on May 16, 2025, pursuant to a Board Resolution for anticipated corporate restructuring purposes.

On March 5, 2026, the debt holder entered into an Assignment of Debt Agreement whereby the debt holder assigned $39,841 of debt owed by the Company to Nicholas Rutherford.

On March 10, 2026, Nicholas Rutherford converted $42,141 from the March 5, 2026 debt assignment into 247,889 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Report Disclosure Controls and Procedures

During the fourth quarter of the year ended December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, are recorded, processed, summarized and reported within the required time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting at December 31, 2025, and this assessment identified the following material weaknesses in our internal control over financial reporting.

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

In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Because of the material weaknesses described in the preceding paragraphs, management concluded that, at December 31, 2025, the Company’s internal control over financial reporting was not effective based on those criteria.

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

ITEM 9B. OTHER INFORMATION

None

ITEM 9C. DISCLOSURES REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable

Part III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the names, ages, and titles of our executive officers and directors.

Name	Age	Position(s)

Paul Strickland	50	Secretary, Principal Financial Officer, and sole Director

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

Director Independence

Our Board of Directors may establish the authorized number of directors from time to time by resolution. Our Board of Directors is currently comprised of one member.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards ($) (4)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Evan Bloomberg (Former)	2025	$45,000	$-	$-	$-	$-	$-	$-	$45,000
Former President, CEO, Director (resigned May 12, 2025)	2024	$102,329	$-	$-	$-	$-	$-	$-	$102,329
Paul Strickland	2025	$-	$-	$-	$-	$-	$-	$-	$-
Secretary, Principal Executive Officer, Principal Financial Officer, sole Director	2024	$-	$-	$-	$-	$-	$-	$-	$-

Employment Agreements

On October 23, 2024, the Company entered into a Management Agreement with Evan Bloomberg whereby Mr. Bloomberg agreed to provide management/CEO services to the Company for a two-year term (automatically renewable for successive one-year periods), in exchange for (i) an annual salary in the amount of $340,000, (ii) performance bonuses of up to 2.5% of the quarterly revenue generated by the Company, and (iii) $1,000,000 in shares of Company common stock. This Management Agreement was terminated effective May 12, 2025, in connection with Mr. Bloomberg’s resignation from all positions with the Company and the demerger of Jubilee Intel, LLC.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2025, no equity awards were outstanding.

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

Name of Beneficial Owner 5% Beneficial Owners	Shares of Common Stock Beneficially Owned**	Percent of Common Stock Beneficially Owned(1)**	Shares of Series A Preferred Stock Beneficially Owned(2)**	Percent of Series A Preferred Stock Beneficially Owned**	Number of Voting Shares Beneficially Owned**	Percent of Voting Shares Beneficially Owned(3)**

Nicosel, LLC (1)	3,623,943	5.5%	0	0	3,741,531	2.35%
Selkirk Global Holdings, LLC(2)(3)(5)	1,806,965	2.74%	100,000	100%	91,806,965	59.62%
Directors and Officers
Paul L. Strickland, Secretary and Director (2)(3)(5)	1,806,965	2.74%	100,000	100%	91,806,965	59.62%

All directors and executive officers as a group (1 person)	1,806,965	2.74%	100,000	100%	91,806,965	59.62%

(1)	Nicosel, LLC is an entity controlled by Mr. Salvatore Lauria.

(2)	The address for Mr. Strickland, Selkirk Global Holdings, LLC, is 120 State Ave. NE, Olympia, WA 98501.

(3)	Unless otherwise indicated, all shares are owned directly by the beneficial owner.

(4)	Based on 63,994,148 shares of common stock outstanding as of December 31, 2025. Shares of common stock underlying convertible securities held by any person, which securities are currently exercisable or exercisable within 60 days of December 31, 2025, are deemed outstanding for purposes of computing the percentage ownership of the person holding such convertible securities, but are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(5)	Consists of 100,000 shares of Series A Convertible Preferred Stock. Each share is convertible into 900 shares of the common stock of the Company. These shares are held by Selkirk Global Holdings, LLC, an entity controlled by Mr. Strickland, the Secretary and a member of the Board of Directors of the Company. Due to his control position with Selkirk Global Holdings, LLC, Mr. Strickland may be deemed to be the beneficial owner of the shares owned by Selkirk Global Holdings, LLC. Mr. Strickland disclaims any beneficial ownership of these securities, except to the extent of his pecuniary interest therein.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We are a party to certain related party transactions, as described below.

Loans from Paul Strickland

On December 31, 2023, Mr. Strickland forgave the $2,750 due to him. The amount was credited to paid in capital. As of December 31, 2025 and 2024, the outstanding balance due to Mr. Strickland was $0 and $0, respectively.

In addition, during the year ending December 31, 2023, the Company and its Board of Directors approved a $7,119, 0% convertible exchange note to Paul Strickland (“Holder”), Secretary and Director of the Company (the “Note”). The Note matures December 11, 2024 and is convertible into the Company’s common stock at a price equal to 50% of the average closing price of the Company’s common stock during the 25 consecutive trading days prior to the date on which the Holder elects to convert all or part of the Note. The Note is fully funded and has been issued to Holder in exchange for having made direct payments of Company expenses. The Note was in default.

This note was canceled as part of the merger agreement on September 24, 2024. However, upon the deconsolidation of Jubilee in FY2025 due to the demerger, the note was reinstated.

On August 7, 2025, Mr. Strickland converted the entire balance owed to him into 83,753 shares of common stock.

As of December 31, 2025 and 2024, the outstanding balance due pursuant to this Note to Mr. Strickland was $0 and $0, respectively.

Convertible Notes

On October 5, 2022, the Company issued a $50,000, 10% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”), an entity controlled by Paul Strickland, the Company’s sole director and officer. The Note matures October 5, 2023, has a 10% OID and is convertible into the Company’s common stock at a price equal to 55% of the average closing price of the Company’s common stock during the 20 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses. The Note was in default.

This note was canceled as part of the merger agreement on September 24, 2024. However, upon the deconsolidation of Jubilee in FY2025 due to the demerger, the note was reinstated.

On August 12, 2025, Selkirk Global Holdings, LLC converted the entire balance owed to it into 941,363 shares of common stock.

As of December 31, 2025 and 2024, the outstanding balance due pursuant to this Note to Mr. Strickland was $0 and $0, respectively.

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

This note was canceled as part of the merger agreement on September 24, 2024. However, upon the deconsolidation of Jubilee in FY2025 due to the demerger, the note was reinstated.

On August 12, 2025, Selkirk Global Holdings, LLC converted the entire balance owed to it into 402,038 shares of common stock.

As of December 31, 2025 and 2024, the outstanding balance due pursuant to this Note to Mr. Strickland was $0 and $0, respectively.

On July 17, 2025, the Company issued a $50,000, 6% convertible promissory note to Selkirk Global Holdings, LLC, (the “Note”), an entity controlled by Paul Strickland, the Company’s sole director and officer. The Note matures July 16, 2026, and is convertible into the Company’s common stock at a price equal to 50% of the average closing price of the Company’s common stock during the 10 consecutive trading days prior to the date on which the holder elects to convert all or part of the Note. The Note is being funded through the direct payment of Company expenses.

As of December 31, 2025, the outstanding balance due pursuant to this Note to Mr. Strickland was $27,326.46.

Settlement Liability

On November 3, 2020, the Company entered into a settlement agreement with Green Horseshoe, LLC., Inc. on its past due notes payable with a principal balance of $285,206 and accrued interest of $296,670 representing a total amount of the settlement of $581,876. The settlement amount is non-interest bearing.

The agreement calls for the Company’s transfer agent to issue free-trading common shares to Green Horseshoe, LLC at a conversion rate of 50% of the average closing price of the Company’s shares for the 10 prior trading days prior to any issuance notice issued by Green Horseshoe, LLC. The Settlement Agreement also calls for the issuance of a fixed number of common shares (the “Settlement Shares”), totalling 5,000,000, to be issued at the current market price, subject to a 9.9% beneficial ownership cap.

On March 28, 2024, Green Horseshoe, LLC assigned the Settlement Agreement, Court Order, and balance of debt of $146,799 to the debt holder, a non-affiliate of the Company.

On May 6, 2024, this liability was assigned to the debt holder, a non-affiliate of the Company (Note 8).

The Company issued in partial settlement of this obligation 1,387,000 shares of common stock on November 5, 2020, at a value of $13,870; and 144,007 shares of common stock on May 20, 2025, at a value of $1,440.

The remaining shares to be issued at December 31, 2025 and 2024 were 3,468,993 and 3,613,000 respectively. The remaining balance of the stock payable liability was $34,690 and $36,130 as of December 31, 2025 and 2024, respectively

Statement of Policy

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

	2025	2024
Audit fees	$61,450		$37,868
Audit related fees	$-	$
Tax fees	$-		$-
All other fees	$-		$-
Total	$61,450		$37,868

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

Tax Fees

Consist of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns for the year ended December 31, 2025.

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

HALLMARK VENTURE GROUP, INC.

Date: April 27, 2026	BY:	/s/ Paul Strickland
Chief Executive Officer, Principal Financial Officer, Director

	BY:	/s/ Paul Strickland
Secretary, Director

