Form 10-K/A
period 2025-12-31
HALLMARK VENTURE GROUP, INC.
filed 2026-05-28
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

As of the date of this filing, there were 66,177,020 shares of the issuer’s common stock outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025, originally filed with the SEC on April 28, 2026. Amendment No. 1 is being filed to correct the balances related to convertible notes payable, accrued interest, change in fair value of derivative liabilities, loss on issuance of debt, debt discount, amortization of debt discount, and stockholders’ equity, as well as the related impact on the consolidated statement of operations. Other than the revisions reflected in this Amendment No. 1, no changes have been made to the previously issued financial statements.

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

As of the date of this Form 10-K/A, our management has not had any discussions with any representative of any other entity regarding a potential business combination or asset acquisition. Any target business or asset that is selected may be financially unstable or in the early stages of development. In such event, we expect to be subject to numerous risks inherent in the business and operations of a financially unstable or early-stage entity. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk or in which our management has limited experience, and, although our management will endeavor to evaluate the risks inherent in a particular target business or asset, there can be no assurance that we will properly ascertain or assess all significant risks.

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

For the year ended December 31, 2025, we had total other expenses of $1,468,077, which included bad debt expense of $181,268, loss for legal liability of $16,900, other income of $29,840, $154,298 of interest expense (related party and third party), amortization of debt discount of $351,405, a loss on the issuance of convertible debt of $513,526 and a loss of $280,520 from the change in fair value of derivative liabilities. The change in fair value of derivative liabilities resulted from the conversion or extinguishment of convertible notes during the year.

For the year ended December 31, 2024, we had total other expense of $239,672, which included $72,196 of interest expense, amortization of debt discount of $216,768, bad debt expense of $100,000, a loss on the issuance of convertible debt of $278,156, a gain of $161,623 from the change in fair value of derivative liabilities, and also includes the gain of $265,824 from forgiveness of debt.

We had a net loss from continuing operations of $1,696,172 for the year ended December 31, 2025, compared to a net loss (as restated) of $368,832 from continuing operations for the year ended December 31, 2024. Including discontinued operations, the 2024 net loss was $672,060. The increase in net loss in 2025 was primarily driven by the unfavorable change in fair value of derivative liabilities, higher amortization of debt discount and loss on issuance of convertible debt.

Our major expenses consist of fees to consultants, lawyers and accountants incurred in connection with our obligation to file periodic reports with the SEC, which entails payment of professional fees to accountants and lawyers. Otherwise, we do not expect the level of our operating expenses to change in the future until we implement a business plan or effect an acquisition.

Liquidity and Capital Resources

At December 31, 2025 and 2024, we had $3,382 and $3,629 of cash on hand (respectively), and there were total outstanding liabilities of $398,868 and $1,497,644, respectively, a portion of which were amounts owed to a related party. The working capital deficits were $395,486 and $1,377,722, respectively.

For the year ended December 31, 2025, the Company used $150,524 of cash in operating activities as compared to $252,273 for the year ended December 31, 2024. The decrease was primarily due to reduced operating outflows following the deconsolidation of Jubilee Intel, LLC. Net cash provided by financing activities for the year ended December 31, 2025 was $150,277 as compared to $355,902 for the year ended December 31, 2024. The Company used no cash in investing activities in 2025 compared to $100,000 in 2024.

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

Critical Accounting Policies

Refer to Note 2 of our financial statements contained elsewhere in this Form 10-K/A for a summary of our critical accounting policies and recently adopting and issued accounting standards.

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

Restatement of Previously Issued Financial Statements

As discussed in Note 18 – Restatement to the consolidated financial statements, the accompanying consolidated financial statements for the years ended December 31, 2025, and 2024 have been restated to correct misstatements and to disclose information identified subsequent to the issuance of our previously issued report.

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

Boca Raton, Florida

April 27, 2026, except for the matters described in Note 2, 5, 7, 10, 16, 17, 18 and 19, as to which the date is May 27, 2026.

HALLMARK VENTURE GROUP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2025	December 31, 2024
	(Restated)	(Restated)
ASSETS
CURRENT ASSETS:
Cash	$3,382	$3,629
Note receivable, net	—	—
Due from related parties	—	116,260
Assets from discontinued operations	—	33
Total Current assets	3,382	119,922

TOTAL ASSETS	$3,382	$119,922

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$191,266	$165,925
Due to related parties	826	826
Convertible notes payable – related party, net of debt discount of $10,924 and $0, respectively	16,402	74,501
Convertible notes payable – net of debt discount of $27,360 and $33,333, respectively	52,840	66,667
Notes payable	—	320,946
Accrued interest - related party	751	661
Accrued interest	2,350	32,354
Settlement liability	—	146,799
Derivative liability	134,433	510,154
Liabilities from discontinued operations	—	178,811
Total Current Liabilities	398,868	1,497,644
TOTAL LIABILITIES	398,868	1,497,644

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 63,994,148 and 1,049,794 issued and outstanding, respectively	63,994	1,049
Stock payable	34,690	36,130
Additional paid-in capital	4,820,895	2,507,221
Accumulated deficit	(5,315,165)	(3,922,222)
Total Stockholders’ equity (deficit)	(395,486)	(1,377,722)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,382	$119,922

The accompanying notes are an integral part of these consolidated financial statements.

HALLMARK VENTURE GROUP INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2025	2024
	(Restated)	(Restated)
Revenue	$—	$—

Expenses:
General and administrative	$97,145	$22,125
Professional fees	80,950	50,368
Compensation expense	50,000	56,666
Total operating expenses	228,095	129,159
Loss from operations	(228,095)	(129,159)

Other income (expense):
Interest expense	(154,298)	(72,196)
Gain on forgiveness of debt	—	265,824
Bad debt expense	(181,268)	(100,000)
Amortization of debt discount	(351,405)	(216,768)
Change in fair value of derivative	(280,520)	161,623
Loss on issuance of convertible note	(513,526)	(278,156)
Loss for legal liability	(16,900)	—
Interest waived off	29,840	—
Total other expense	(1,468,077)	(239,673)

Net loss before income taxes	(1,696,172)	(368,832)
Provision for income tax	—	—
Net loss from continued operations	(1,696,172)	(368,832)
Net loss from discontinued operations	—	(303,228)
Net loss	$(1,696,172)	$(672,060)

Net loss per share – basic and diluted	$(0.00)	$(0.56)

Weighted average shares outstanding – basic and diluted	38,962,221	1,194,494

The accompanying notes are an integral part of these consolidated financial statements.

HALLMARK VENTURE GROUP, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Series A Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Payable	Capital	Deficit	Deficit
Balance, December 31, 2023	100,000	$100	1,226,302	$1,226	$36,130	$2,398,757	$(3,250,161)	$(813,948)
Common stock issued for payment on settlement liability	—	—	20,011	20	—	4,983	—	5,003
Forgiveness of debt related party	—	—	—	—	—	103,284	—	103,284
Cancellation of shares	—	—	(196,519)	(197)	—	197	—	—
Net Loss	—	—	—	—	—	—	(672,060)	(672,060)
Balance, December 31, 2024 (Restated)	100,000	100	1,049,794	1,049	36,130	2,507,221	(3,922,221)	(1,377,722)
Stock issued for corporate restructuring	—	—	50,000,000	50,000	—	(50,000)	—	—
Stock issued for services	—	—	206,226	206	(1,440)	13,679	—	12,445
Stock issued for conversion of debt	—	—	10,035,272	10,036	—	1,720,897	—	1,730,933
Stock issued for conversion of debt – related party	—	—	2,702,856	2,703	—	732,382	—	735,085
Contributed capital	—	—	—	—	—	(103,284)	—	(103,284)
Deconsolidate Jubilee	—	—	—	—	—	—	303,228	303,228
Net Loss (Restated)	—	—	—	—	—	—	(1,696,172)	(1,696,172)
Balance, December 31, 2025 (Restated)	100,000	$100	63,994,148	$63,994	$34,690	$4,820,895	$(5,315,165)	$(395,486)

The accompanying notes are an integral part of these consolidated financial statements.

HALLMARK VENTURE GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2025	2024
	(Restated)	(Restated)
Cash flows from operating activities:
Net loss from continued operations	$(1,696,172)	$(368,832)
Adjustments to reconcile net income to net cash used by operating activities:
Change in fair value of derivative	280,520	(161,623)
Loss on issuance of convertible debt	513,526	278,156
Bad debts	181,268	100,000
Gain on forgiveness of debt	-	(265,824)
Amortization of Debt Discount	351,405	216,768
Changes in operating assets and liabilities:
Due to related parties	116,260	826
Due from related parties	-	(116,260)
Accounts payable and accrued expenses	149,792	146,401
Accrued interest - related party	(17,119)	13,637
Accrued interest	(30,004)	28,928
Assets from discontinued operations	-	(33)
Liabilities from discontinued operations	-	178,811
Net cash provided by (used in) operating activities from continued operations	(150,524)	50,955
Loss from discontinued operations	-	(303,228)
Net cash provided by (used in) operating activities	(150,524)	(252,273)

Cash flows from investing activities:
Issuance of note receivable	-	(100,000)
Net cash provided by investing activities	-	(100,000)

Cash flows from financing activities:
Proceeds from convertible note payable - related party	27,326	9,456
Proceeds from convertible note payable	443,897	100,000
Repayments of convertible note payable	-	(70,000)
Repayments of note payable	(320,946)	(4,500)
Proceeds from note payable	-	320,946
Net cash provided by (used in) financing activities	150,277	355,902

Net change in cash	(247)	3,629
Cash at beginning of period	3,629	-
Cash at end of period	$3,382	$3,629

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$101,436	$18,600
Cash paid for taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued in satisfaction of settlement liability	$146,799	-
Stock issued for corporate restructuring	$50,000	-
Common stock issued for services	$13,884	-
Common stock issued for conversion of debt	$792,604	$5,003

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

The Company’s financial instruments reported at their fair values consist of derivative liabilities. The Company’s derivative liabilities had a fair value of $134,433 and $510,154 as of December 31, 2025 and 2024, respectively. The decrease is primarily attributable to the payoff and conversion of the related convertible notes during the year. These instruments are in level 3 of the fair value hierarchy.

When determining fair value, whenever possible, the Company uses observable market data, and relies on unobservable inputs only when observable market data is not available. As of December 31, 2025 and 2024, the Company did not have any level 1 or 2 financial instruments. On December 31, 2025 and 2024 the Company’s level 3 financial instruments were derivative liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis.

At December 31, 2025

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative Liability	—	—	$134,433

At December 31, 2024

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative Liability	—	—	$510,154

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

As of December 31, 2025, the Company had 90,000,000 potential dilutive shares of common stock from convertible preferred stock, approximately 4,869,329 shares from convertible debt, and 12 shares from warrants. As of December 31, 2024, the Company has approximately 3,892,317 potentially dilutive shares of common stock from convertible notes payable, 212 shares from warrants and 90,000,000 potentially dilutive shares of common stock from Series A preferred stock.

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

As of December 31, 2025, the Company had an accumulated deficit of $5,315,165. Net loss and net cash flows used in operating activities for the year ended December 31, 2025 was $1,696,172 and $150,524, respectively. The cash balance held as of December 31, 2025 is $3,382. In May 2025, the Company discontinued its only operating segment, Jubilee Intel LLC, which generated revenues. The Company requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

An unrelated third party paid $26,381 on behalf of the Company to settle certain accounts payable balances outstanding as of December 31, 2024. In exchange, the Company issued an unsecured, non-interest-bearing convertible note on July 21, 2025, with a stated maturity date of July 22, 2026. The note was subsequently converted into 239,827 shares of common stock on July 22, 2025.

During the year ended December 31, 2025, certain vendors issued a demand for payments of outstanding balances through legal counsel and third-party collection agencies. The Company evaluated these matters and recorded the related liabilities in its consolidated financial statements, as management believes such amounts are probable and reasonably estimated.

The following table presents the Company’s accounts payable and accrued liabilities balances as of December 31, 2025 and 2024.

Description	December 31, 2025	December 31, 2024
	(Restated)	(Restated)
Legal fees	$—	$26,381
Credit cards	9,098	—
Accrued liabilities	141,351	124,451
Deposits payable	20,872	—
Accrued expenses	19,945	15,093
	$191,266	$165,925

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

On July 8, 2025, the Company issued a 6% convertible promissory note (the “Note”) to a non-affiliated third party with a face value of up to $50,000. The Note bore interest at 6% per annum, compounded monthly, and matured on July 7, 2026. The Note was convertible into shares of the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On August 25, 2025, the Company amended the Note to increase the face value from $50,000 to $100,000. As of December 31, 2025, the outstanding principal balance of the Note was $80,200 and accrued interest was $2,350. As of December 31, 2025, the unamortized debt discount was $27,360.

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

As of December 31, 2025, the total amount due to a loan holder was $80,200 and $2,350 of principal and interest, respectively. The convertible note balance reported on December 31, 2025 is $52,840, net of debt discount of $27,360.

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

NOTE 10 – DERIVATIVE LIABILITY

The Company has various convertible notes outstanding that require derivative liability considerations for its conversion features. Total derivative liability on December 31, 2025 was $134,433 and on December 31, 2024 was $510,154 which was principally related to convertible notes.

Balance at December 31, 2023	$293,621
Decrease to derivative due to repayments	(66,769)
Increase to derivative due to new issuances	378,156
Derivative gain due to mark to market adjustment	(94,854)
Balance at December 31, 2024	510,154
Decrease to derivative due to repayment	(1,223,594)
Increase to derivative due to new issuances	591,882
Derivative loss due to mark to market adjustment	255,991
Balance at December 31, 2025	$134,433

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

As of December 31, 2025 and 2024, the Company had net operating loss carry forwards of approximately $5,618,000 and $3,922,000, respectively. The carry forwards expire through the year 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The tax computations are as follows:

	December 31, 2025	December 31, 2024
	(Restated)	(Restated)
Net losses before taxes	$(1,696,172)	$(672,060)
Adjustments to arrive at taxable income/loss
Permanent differences:	—	—
Temporary differences:	—	—
Taxable income (loss)	(1,696,172)	(672,060)

Current Year Taxable (loss) income	(1,696,172)	(672,060)
NOL carried forward prior year (tax return)	(3,922,060)	(3,250,000)
NOL carried forward at period end	$(5,618,232)	$(3,922,060)

Deferred Tax Asset - Federal Rate (21%)	(1,179,829)	(823,632)
Deferred Tax Asset - State Rate	—	—
Total Deferred Tax Asset	(1,179,829)	(823,632)

Valuation Allowance	(1,179,829)	(823,632
Deferred tax per books	$—	$—

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

Total assets and liabilities included in discontinued operations were as follows:

	December 31, 2025	December 31, 2024
Assets from Discontinued Operations:
Cash	$—	$33
Accounts receivable	—	—
Total assets from discontinued operations	$—	$33

Liabilities from Discontinued Operations:
Accounts payable and accruals	$—	$6,388
Loan payable	—	26,161
Due to a related party	—	146,262
Total liabilities from discontinued operations	$—	$178,811

In the statement of operations there is no reported gain on deconsolidated for the year ended December 31, 2025 due to the gain from deconsolidation netting against the previous loss incurred from discontinued operations resulting in zero financial impact on statement of operations.

NOTE 18 – RESTATEMENT

For the year ended December 31, 2025

During 2026, the Company’s management identified errors in its previously issued consolidated financial statements as of and for the year ended December 31, 2025. Upon completing its evaluation, management determined that these errors were material, individually and in the aggregate, to the previously issued financial statements and that restatement was required.

Accordingly, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2025, in accordance with ASC 250-10, Accounting Changes and Error Corrections. The restated consolidated financial statements supersede the previously issued financial statements for the period then ended and should be read in their place.

Convertible notes payable and accrued interest: Management determined that the July 8, 2025 Convertible Note Payable was understated by $25,000 of principal and $1,138 of accrued interest in the previously issued financial statements. The correction of this error increased convertible notes payable and accrued interest by $25,000 and $1,138, respectively, decreased change in fair value of derivative liabilities by $25,000, and increased interest expense and net loss by $1,138 for the year ended December 31, 2025.

Derivatives fair value adjustment at conversion: Management determined that at conversion the fair value adjustment of the derivative liability should have impacted the additional paid in capital balance rather than change in fair value of derivative liabilities. This correction resulted in a decrease in change in fair value of derivative liabilities by $1,433,682, an increase in additional paid-in capital by $1,519,614. A redetermination of derivative liabilities resulted in an increase in derivative liabilities by $31,762, an increase in debt discount by $8,291, an increase in loss on issuance of convertible debt by $51,471, an increase in amortization of debt discount by $57,933.

Aggregate effect on net loss and accumulated deficit: The aggregate effect of all restatement adjustments resulted in an increase to net loss for the year ended December 31, 2025, of $1,569,224 and a corresponding increase to accumulated deficit as of December 31, 2025, of $1,569,224. Accordingly, accumulated deficit increased from $3,745,941 as previously reported to $5,315,165, as restated.

For the year ended December 31, 2024

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

Unaccrued Vendor Obligations. The Company failed to record certain vendor invoices and payable balances as of December 31, 2024, representing a period-end cutoff error. The correction of this error increased accounts payable and accrued liabilities by $139,543, attributable to continuing operations, and increased liabilities of discontinued operations by $4,388, attributable to Jubilee, with corresponding increases to operating expenses and loss from discontinued operations of $139,543 and $4,388, respectively.

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

On March 5, 2026, the debt holder entered into an Assignment of Debt Agreement whereby the debt holder assigned $39,841 of debt owed by the Company to an unrelated note holder.

On March 10, 2026, a note holder converted $42,141 from the March 5, 2026 debt assignment into 247,889 shares of common stock.

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

Item 16. FORM 10-K/A SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HALLMARK VENTURE GROUP, INC.

Date: May 28, 2026	BY:	/s/ Paul Strickland
Chief Executive Officer, Principal Financial Officer, Director

	BY:	/s/ Paul Strickland
Secretary, Director

