Form 10-Q
period 2026-03-31
HALLMARK VENTURE GROUP, INC.
filed 2026-05-29
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-56477

HALLMARK VENTURE GROUP, INC.

(Exact name of registrant as specified in its charter)

Florida	34-2001531
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 N Town Center Drive, STE 100, Las Vegas, NV 89144

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: 877-646-4833

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

As of May 28, 2026, there were 66,177,020 shares of the registrant’s common stock outstanding.

HALLMARK VENTURE GROUP, INC.

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

HALLMARK VENTURE GROUP, INC.

CONDENSED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$1,946	$3,382
Note receivable, net	—	—
Total Current assets	1,946	3,382

TOTAL ASSETS	$1,946	$3,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$171,556	$191,266
Due to a related party	826	826
Convertible notes payable – related party, net of debt discount of $0 and $10,924, respectively	—	16,402
Convertible notes payable – net of debt discount of $5,060 and $27,360, respectively	496	52,840
Accrued interest - related party	—	751
Accrued interest	—	2,350
Derivative liability	3,758	134,433
Total Current Liabilities	176,636	398,868
TOTAL LIABILITIES	176,636	398,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 66,177,020 and 63,994,148 issued and outstanding, respectively	66,178	63,994
Stock payable	34,690	34,690
Additional paid-in capital	5,313,003	4,820,895
Accumulated deficit	(5,588,661)	(5,315,165)
Total Stockholders’ equity (deficit)	(174,690)	(395,486)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,946	$3,382

The accompanying notes are an integral part of these unaudited condensed financial statements.

HALLMARK VENTURE GROUP INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$—	$—

Expenses:
General and administrative	$4,275	$39,717
Professional fees	34,296	18,293
Total operating expenses	38,571	58,010
Loss from operations	(38,571)	(58,010)

Other income (expense):
Interest expense	(1,338)	(97,752)
Interest waived off	3,566	—
Bad debt expense	—	(105,326)
Amortization of debt discount	(80,865)	(25,000)
Change in fair value of derivative	(140,937)	(15,879)
Loss on issuance of convertible note	(15,351)	—
Total other expense	(234,925)	(243,957)

Net loss before income taxes	(273,496)	(301,967)
Provision for income tax	—	—
Net loss from continuing operations	(273,496)	(301,967)
Net loss from discontinued operations	—	(426,960)
Net loss	$(273,496)	$(728,927)

Net loss per share – basic and diluted	$(0.01)	$(0.70)

Weighted average shares outstanding – basic and diluted	65,610,811	1,047,852

The accompanying notes are an integral part of these unaudited condensed financial statements.

HALLMARK VENTURE GROUP, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Series A Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	payable	Capital	Deficit	Deficit
Balance, December 31, 2025	100,000	$100	63,994,148	$63,994	$34,690	$4,820,895	$(5,315,165)	$(395,486)
Stock issued for conversion of debt	—	—	1,803,061	1,804	—	420,704	—	422,508
Stock issued for conversion of debt – related party	—	—	379,811	380	—	71,404	—	71,784
Net loss	—	—	—	—	—	—	(273,496)	(273,496)
Balance, March 31, 2026	100,000	$100	66,177,020	$66,178	$34,690	$5,313,003	$(5,588,661)	$(174,690)

	Series A Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	payable	Capital	Deficit	Deficit
Balance, December 31, 2024	100,000	$100	1,047,852	$1,048	$36,130	$2,501,362	$(3,096,015)	$(557,375)
Net loss	—	—	—	—	—	—	(728,927)	(728,927)
Balance, March 31, 2025	100,000	$100	1,047,852	$1,048	$36,130	$2,501,362	$(3,824,942)	$(1,286,302)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HALLMARK VENTURE GROUP, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities:
Net loss from continued operations	$(273,496)	$(301,967)
Adjustments to reconcile net loss to net cash used by operating activities:
Amortization of debt discount	80,865	25,000
Bad debt expense	—	105,326
Change in fair value of derivative	140,937	15,879
Loss on issuance of convertible note	15,351	—
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(20,440)	10,888
Accrued compensation	—	(56,666)
Accrued interest	(2,294)	50,953
Due to a related party	—	6,500
Assets from discontinued operations	—	553,962
Net cash (used) provided by operating activities from continued operations	(59,077)	409,875
Loss from discontinued operations	—	(426,960)
Net cash used in operating activities	(59,077)	(17,085)

Cash Flows from Financing Activities:
Proceeds from convertible note payable	57,641	50,000
Net cash provided by financing activities	57,641	50,000

Net change in cash	(1,436)	32,915
Cash beginning of period	3,382	3,629
Cash end of period	$1,946	$36,544

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$46,800
Income taxes	$—	$—

NON-CASH TRANSACTIONS:
Common stock issued for payment of debt	$132,341	$—
Common stock issued for payment of debt – related party	$27,346	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

HALLMARK VENTURE GROUP, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2026

(Unaudited)

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

On July 7, 2022, Beartooth Asset Holdings, LLC (an entity controlled by Paul Strickland, the Company’s secretary and a member of its board of directors) transferred 75,000 Series A Preferred Shares to JMJ Associates, LLC, an entity controlled by John D. Murphy, Jr., President and CEO of the Company and a Member of the Board of Directors, resulting in a change of control of the Company.

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

On May 12, 2025, the Company executed a Membership Interest Assignment Agreement with Evan Bloomberg, its former officer and director. Under this agreement, the Company transferred 100% of its membership interest in Jubilee Intel, LLC to Mr. Bloomberg. In exchange, Mr. Bloomberg transferred all 100,000 Series A Preferred Shares of the Company that he held to Selkirk Global Holdings, LLC, an entity controlled by Paul Strickland, the Company’s sole director and officer. This transaction resulted in the demerger of Jubilee Intel, LLC, which ceased to be a wholly owned subsidiary of the Company. Accordingly, Jubilee Intel, LLC has been presented as a discontinued operation as of December 31, 2024 until March 31, 2025, the date the Company effectively lost control of it (Note 15). All other agreements with Mr. Bloomberg were also terminated at that time.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related footnotes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K/A.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates and these differences could be material.

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

Principles of Consolidation

The accompanying financial statements include the accounts of the Company and its wholly owned subsidiary in which the Company has a controlling financial interest during the year ended December 31, 2025. All significant intercompany transactions and balances are eliminated in consolidation.

The Company evaluates its ownership interests in accordance with applicable consolidation guidance to determine whether control exists. When the Company loses control of a subsidiary, it derecognizes the assets, liabilities, and any noncontrolling interests of that subsidiary as of the date control is lost. Any resulting difference between (i) the carrying value of the net assets derecognized and (ii) the consideration received, if any, is recognized as a gain or loss in the statements of operations.

Refer to Note 1 for the deconsolidation of Jubilee.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. The Company has cash of $1,946 and $3,382 as of March 31, 2026 and December 31, 2025, respectively.

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

Proceeds from notes payable and convertible notes with associated derivative liabilities are allocated first to the derivative liability at fair value, with the residual allocated to the host debt instrument and recorded as a debt discount, which is amortized to interest expense over the note term using the straight line method.

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

The Company’s financial instruments reported at their fair values consist of derivative liabilities. The Company’s derivative liabilities had a fair value of $3,758 and $134,433 as of March 31, 2026 and December 31, 2025, respectively. The decrease is primarily attributable to the payoff and conversion of the third party and related party convertible notes during the year. These instruments are in level 3 of the fair value hierarchy.

When determining fair value, whenever possible, the Company uses observable market data and relies on unobservable inputs only when observable market data is not available. As of March 31, 2026 and December 31, 2025, the Company did not have any level 1 or 2 financial instruments. On March 31, 2026 and December 31, 2025 the Company’s level 3 financial instruments were derivative liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a non-recurring basis.

At March 31, 2026

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative Liability	—	—	$3,758

At December 31, 2025

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative Liability	—	—	$134,433

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

As the Company operates as a single reportable segment, no further disaggregated segment information is required to be disclosed under ASC 280, Segment Reporting. Financial information related to the discontinued Advertising segment operations is presented separately in Note 15 — Discontinued Operations.

Reverse Stock Split

On April 24, 2025, the Company effected a 1-for-500 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 500 shares of issued and outstanding common stock were converted into one. The par value of the common stock remained unchanged at $0.001 per share.

In accordance with Staff Accounting Bulletin (“SAB”) Topic 4C and ASC 260-10-55-12, the reverse stock split has been retrospectively reflected in these financial statements for all periods presented, including the balance sheets and statements of stockholders’ equity. All share and per-share amounts — including earnings per share and weighted-average shares outstanding — have been restated to give effect to the reverse stock split.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2025, and prior. Based on the evaluation of the 2025 transactions and events through March 31, 2026, the Company does not believe it has any material uncertain tax positions that require measurement.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at March 31, 2026 and December 31, 2025, and have not recognized interest and/or penalties in the statement of operations for the periods ended March 31, 2026 and December 31, 2025.

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

Concentration And Credit Risk

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the USA that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). On March 31, 2026 and December 31, 2025, no cash balances were in excess of federally insured limits.

Recently Issued Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740) — Improvements to Income Tax Disclosures. This ASU requires enhanced disclosures in the rate reconciliation and disaggregation of income taxes paid by federal, state, and foreign jurisdiction. The standard was effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025. As the Company recognized no income tax expense and made no income tax payments during the quarter ended March 31, 2026, and maintains a full valuation allowance against its deferred tax assets, the adoption did not have a material impact on the Company’s financial statements or disclosures.

ASU 2024-03, Income Statement — Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated disclosure of certain income statement expense line items within the notes to financial statements. For smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements given the limited nature of its expense categories.

The Company periodically evaluates newly issued accounting standards and has not identified any other recently issued pronouncements expected to have a material effect on its financial statements.

NOTE 3 — GOING CONCERN

The accompanying condensed financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of March 31, 2026, the Company had an accumulated deficit of $5,588,661. Net loss and net cash flows used in operating activities for the three months ended March 31, 2026, was $273,496 and $59,077, respectively. As of March 31, 2026, the Company had cash of $1,946. In May 2025, the Company discontinued its only operating segment, Jubilee Intel LLC, which generated revenues. The Company requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

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

NOTE 4 — NOTE RECEIVABLE

On May 2, 2024, the Company entered into a $100,000 promissory note agreement with an independent, non-affiliated third party. The note had a term of 180 days and bore interest at 8% per annum.

As of December 31, 2024, the note was in default, and the Company recorded a full allowance for credit losses on the outstanding principal balance and related accrued interest. The Company continued to maintain the full allowance as of December 31, 2025. As of March 31, 2026, the note remains in default, and the Company continued to maintain a full allowance on the outstanding balance and related accrued interest, including additional accrued interest recorded during the three months ended March 31, 2026.

Description	March 31, 2026	December 31, 2025
Notes receivable - current portion	$115,752	$113,752
Allowance for doubtful accounts	(115,752)	(113,752)
Notes receivable, net	$—	$—

NOTE 5 — ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

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

The following table presents the Company’s accounts payable and accrued liabilities balance as of March 31, 2026 and December 31, 2025.

Description	March 31, 2026	December 31, 2025
Credit cards	$9,333	$9,098
Accrued liabilities	141,351	141,351
Deposits payable	20,872	20,872
Accrued expenses	-	19,945
	$171,556	$191,266

NOTE 6 — CONVERTIBLE NOTE PAYABLE — RELATED PARTY

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note was unsecured, non-interest bearing, and matures on December 4, 2024. The note was convertible into shares of common stock at a 50% average closing trading price for the twenty-five days prior to conversion. On March 8, 2024, $70,000 of the outstanding balance was repaid using funds provided by an investor pursuant to an escrow arrangement entered into by the Company. On July 21, 2025, Mr. Murphy converted this note into 1,275,702 shares of common stock. As of March 31, 2026, and December 31, 2025, the balance of the note is $0 and $0, respectively.

On October 6, 2022, the Company issued a 10% Convertible Promissory Note to Selkirk Global Holdings, LLC with a face value of $50,000. The Note bore interest at 10% per annum and matured on October 5, 2023. The note was convertible into shares of common stock at a conversion price equal to 55% of the average closing price of the Company’s common stock during the twenty consecutive trading days prior to the conversion date. On August 12, 2025, Selkirk Global Holdings, LLC converted the note into 941,363 shares of common stock. As of March 31, 2026 and December 31, 2025, the balance of the note was $0 and $0, respectively.

On April 6, 2023, the Company issued a 10% Convertible Promissory Note to Selkirk Global Holdings, LLC with a face value of $50,000. The Note bore interest at 10% per annum, compounded monthly, and matured on April 5, 2024. The note was convertible into shares of common stock at a conversion price equal to 55% of the average closing price of the Company’s common stock during the twenty consecutive trading days prior to conversion. On August 12, 2025, Selkirk Global Holdings, LLC converted the note into 402,038 shares of common stock. As of March 31, 2026 and December 31, 2025, the balance of the note was $0 and $0, respectively.

On December 12, 2023, the Company issued a Convertible Exchange Note to Paul Strickland. The note was unsecured, non-interest-bearing, and matured on December 12, 2023. On August 7, 2025, the note was converted into 83,753 shares of common stock. As of March 31, 2026 and December 31, 2025, the balance of the note was $0 and $0, respectively.

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

As a result, the Company recognized the reinstated debt of $103,284, including accrued interest, as a liability on its consolidated balance sheet. Additional interest expense of $11,542 was accrued through the date of conversion in accordance with the original note terms, which bore interest at 10% per annum. In August 2025, the outstanding balances, including accrued interest, were converted into an aggregate of 1,427,156 shares of common stock. As of March 31, 2026 and December 31, 2025, the balance of the note was $0 and $0, respectively.

On July 17, 2025, the Company issued a 6% Convertible Promissory Note to Selkirk Global Holdings, LLC with a face value of $50,000. The Note bears interest at 6% per annum, compounded monthly, and matures on July 16, 2026. The note is convertible into shares of common stock at a conversion price equal to a 50% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On February 9, 2026, Selkirk Global Holdings, LLC elected to convert the outstanding principal of $27,326 and accrued interest of $20 into 379,811 shares of the Company’s common stock.

As of March 31, 2026, the principal balance, accrued interest, and unamortized debt discount related to the note were $0, $0, and $0, respectively. As of December 31, 2025, the outstanding principal balance, accrued interest, and unamortized debt discount were $27,326, $751, and $10,924, respectively.

NOTE 7 — CONVERTIBLE NOTES PAYABLE

On March 1, 2024, the Company issued a $100,000, 6% demand promissory note (the “Note”) to a non-affiliated third party. The Note matured on August 28, 2024, 180 days from the date of issuance. The Note was issued in exchange for the holder making direct payments of certain Company expenses, including $70,000 used to settle amounts owed to the Company’s Chief Executive Officer and Director. On May 6, 2024, the Note, with an outstanding balance of $103,986, was assigned to another non-affiliated third party. Subsequently, the Note was replaced with a new promissory note dated May 30, 2025, in the amount of $103,986. Any accrued interest under the original and replacement notes was cancelled and was not required to be repaid. On August 5, 2025, the holder elected to convert the outstanding balance into 611,682 shares of the Company’s common stock. As of March 31, 2026 and December 31, 2025, the outstanding balance of the note was $0 and $0, respectively.

On May 1, 2024, the Company issued a $100,000, 8% convertible promissory note (the “Note”) to a non-affiliated third party. The Note bore interest at 8% per annum and matured on April 30, 2025. In connection with the issuance of the Note, the Company entered into a warrant subscription agreement pursuant to which the holder was issued 100,000 warrants, exercisable within one year from the date of issuance at an exercise price of $1.00 per share. The Note was convertible into shares of the Company’s common stock at a conversion price equal to 25% of the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 2, 2025 and June 3, 2025, the holder elected to convert all of the outstanding balance of the note, including accrued interest of $9,973; $75,766 of the note was converted into 2,559,650 shares and; $34,207 of the note including accrued interest was converted into 1,147,884 shares of the Company’s common stock, respectively. As of March 31, 2026, and December 31, 2025, the outstanding principal balance of the Note was $0 and $0, respectively, and accrued interest was $0 and $0, respectively. As of March 31, 2026, and December 31, 2025 and 2024, the unamortized debt discount was $0 and $0, respectively.

On March 7, 2025, the Company issued a $50,000, 8% convertible promissory note (the “Note”) to a non-affiliated third party. The Note bore interest at 8% per annum and had a maturity date of March 6, 2026. The Note was convertible into shares of the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 3, 2025, the holder elected to convert a portion of the outstanding balance of the Note, including accrued interest of $986, into 856,908 shares of the Company’s common stock. The Note, including all accrued interest, was fully converted during the year ended December 31, 2025. As of March 31, 2026, and December 31, 2025, the outstanding principal balance of the Note was $0 and $0, respectively, and accrued interest was $0 and $0, respectively.

On July 8, 2025, the Company issued a 6% convertible promissory note (the “Note”) to a non-affiliated third party with a face value of up to $50,000. The Note bore interest at 6% per annum, compounded monthly, and matured on July 7, 2026. The Note was convertible into shares of the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On August 25, 2025, the Company amended the Note to increase the face value from $50,000 to $100,000. On January 8, 2026, the Company received an additional $10,000 of funding under the Note for the payment of audit fees. On January 12, 2026, the debt holder elected to convert the outstanding principal balance of $90,200 into 1,555,172 shares of the Company’s common stock and waived accrued interest of $2,532, thereby retiring the Note in full. As of March 31, 2026 and December 31, 2025, the outstanding principal balance of the Note was $0 and $80,200, respectively, and accrued interest was $0 and $2,350, respectively. The unamortized debt discount balance was $0 as of March 31, 2026, compared to $27,360 as of December 31, 2025.

On May 15, 2025, the Company issued six 6% convertible promissory notes to a non-affiliated third party with an aggregate principal amount of $232,187. The notes bore interest at 6% per annum, compounded monthly, and matured on November 14, 2025. The notes were convertible into shares of the Company’s common stock at a conversion price equal to a 20% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 2, 2025, the holder elected to convert the outstanding principal and accrued interest under all six notes into 2,385,946 shares of the Company’s common stock. As a result, an aggregate of $232,186.71 of debt was retired, and no principal or interest remained outstanding. As of March 31, 2026, and December 31, 2025, the outstanding principal balance of the Note was $0 and $0, respectively, and accrued interest was $0 and $0, respectively.

The notes were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price determined pursuant to the terms of the notes. The Company evaluated the conversion features under ASC 815, Derivatives and Hedging, and determined that the features required bifurcation and classification as derivative liabilities. Accordingly, the Company recognized the derivative liabilities at fair value on the issuance dates, with a corresponding offsetting debt discount. The derivative liabilities were subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. Upon conversion of the notes during the year ended December 31, 2025 and the three months ended March 31, 2026, the related derivative liabilities were extinguished.

On May 14, 2025, the Company issued a $80,000, 6% convertible exchange note (the “Exchange Note”) to a non-affiliated third party in exchange for the cancellation of a prior on-demand promissory note dated November 19, 2024. The Exchange Note bore interest at a guaranteed rate of 6% per annum and matured on November 13, 2025. The Exchange Note was convertible into shares of the Company’s common stock at a conversion price equal to a 20% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 3, 2025, the holder elected to convert $76,316 of the outstanding principal into shares of the Company’s common stock. On August 5, 2025, the holder converted the remaining outstanding principal balance of $3,684 into shares of common stock, resulting in full conversion of the principal amount. Accrued interest of approximately $4,800 was waived by the holder in connection with the settlement of the Exchange Note. As of March 31, 2026, and December 31, 2025, the outstanding principal balance of the Note was $0 and $0, respectively, and accrued interest was $0 and $0, respectively.

On May 30, 2025, the Company issued a $100,000, 6% convertible exchange note (the “Note”) to a non-affiliated third party in exchange for the cancellation of an existing promissory note dated May 1, 2024. The Note bore interest at a guaranteed rate of 6% per annum and matured on November 30, 2025. The Note was convertible into shares of the Company’s common stock at a conversion price equal to a 20% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On August 5, 2025, the holder elected to convert the outstanding principal balance of $103,986 into 611,682 shares of the Company’s common stock, resulting in full settlement of the Note. Accrued interest of approximately $6,239 was waived by the holder in connection with the settlement of the Note. As of March 31, 2026, and December 31, 2025, the outstanding principal balance of the Note was $0 and $0, respectively, and accrued interest was $0 and $0, respectively.

On February 12, 2026, the Company issued a new 6% Convertible Promissory Note to a non-affiliated third party with a total face value of $100,000. The Note bears interest at 6% per annum, compounded monthly, and matures on February 11, 2027. The Note is convertible into shares of common stock at a conversion price equal to a 25% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On March 5, 2026, the debt holder entered into an Assignment of Debt Agreement assigning $39,841 of debt under the Note to an unrelated third party. Subsequently, the note holder provided additional funding of $7,800 under the Note. On March 10, 2026, the note holder elected to convert $42,141 into 247,889 shares of the Company’s common stock. The Note remains active, and additional funding tranches may occur. As of March 31, 2026, the outstanding principal balance and accrued interest related to the Note were $5,500 and $56, respectively.

As of March 31, 2026, the total amount due to a loan holder was $5,500 and $56 of principal and interest, respectively. The convertible note balance reported on March 31, 2026 is $496, net of debt discount of $5,060.

As of December 31, 2025, the total amount due to a loan holder was $80,200 and $2,350 of principal and interest, respectively. The convertible note balance reported on December 31, 2025 is $52,840, net of debt discount of $27,360.

NOTE 8 — DERIVATIVE LIABILITY

The Company has various convertible notes outstanding that require derivative liability considerations for its conversion features. Total derivative liability on March 31, 2026 and December 31, 2025 was $3,758 and $134,433, respectively, which was principally related to convertible notes.

Balance at December 31, 2024	$510,154
Decrease to derivative due to repayment	(1,223,594)
Increase to derivative due to new issuances	591,882
Derivative loss due to mark to market adjustment	255,991
Balance at December 31, 2025	134,433
Decrease to derivative due to conversion	(334,604)
Increase to derivative due to new issuances	62,992
Derivative loss due to mark to market adjustment	140,937
Balance at March 31, 2026	$3,758

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

	March 31, 2026		December 31, 2025
Input	Weighted Avg.	Range	Weighted Avg.	Range
Stock price	$0.22	$0.22	$0.10	$0.10
Exercise price (conversion price)	$0.318	$0.212	$0.079	$0.079
Risk-free interest rate	3.72%	3.68%	3.59%	3.59%
Expected term (years)	0.87	0.87	0.52	0.52– 0.54
Expected volatility	500.73%	581.29%	555.020%	546.69% - 559.16%
Dividend yield	-	-	-	-

NOTE 9 — STOCK PAYABLE

The Company’s prior related party settlement liability included a requirement to issue shares of the Company’s common stock to cover litigation and legal expenses associated with the settlement agreement. The settlement originally provided for the issuance of 5,000,000 shares of common stock.

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

The remaining shares to be issued at March 31, 2026 and December 31, 2025 were 3,468,993 and 3,468,993, respectively. The remaining balance of the stock payable liability was $34,690 and $34,690 as of March 31, 2026 and December 31, 2025, respectively.

NOTE 10 — WARRANTS

On May 1, 2024, the Company issued under a Warrant Subscription Agreement for 200 warrants (post-split), exercisable within one year of the execution date of the agreement at a price of $500 (post-split). These warrants were expired during the year ended December 31, 2025.

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

As of March 31, 2026, the Company had 12 warrants outstanding to purchase shares of common stock at an exercise price of $500 per share, with a weighted average remaining contractual term of approximately 0.60 years. There was no warrant activity during the three months ended March 31, 2026.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2024	212	$500	.41	$—
Issued	—	$—	—	—
Expired	(200)	$—	—	—
Exercised	—	$—	—	—
Outstanding, December 31, 2025	12	$500	0.85	$—
Issued	—	$—	—	—
Expired	—	$—	—	—
Exercised	—	$—	—	—
Outstanding, March 31, 2026	12	$500	0.60	$—

NOTE 11 — COMMON STOCK

On May 20, 2025, the Company issued 144,007 shares of common stock for legal fees associated with the settlement liability (Note 9).

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

On August 5, 2025, an unrelated party retired $146,799 of debt by converting into 1,346,780 shares of common stock pursuant to the terms of the November 30, 2020, 3a10 stipulated settlement.

On August 7, 2025, Paul Strickland, the Company’s sole director and officer, retired $7,119 of debt by converting into 83,753 shares of common stock pursuant to the terms of the December 12, 2023, convertible exchange note.

On August 12, 2025, Selkirk retired $75,309 of debt by converting into 941,363 shares of common stock pursuant to the terms of the October 6, 2022 note.

On August 12, 2025, Selkirk retired $32,163 of debt by converting into 402,038 shares of common stock pursuant to the terms of the June 5, 2023, note.

Refer Note 5 and 7 for the common stock issued in conversion of debt to an unrelated party.

Refer Note 6 for the common stock issued in conversion of debt to related parties.

NOTE 12 — PREFERRED STOCK

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

NOTE 13 — RELATED PARTY TRANSACTIONS

On February 24, 2026, Beartooth Asset Holdings, LLC, an entity managed by Mr. Strickland, executed an Irrevocable Stock Power transferring 50,000,000 shares of the Company’s restricted common stock to the Hallmark Venture Group, Inc. Acquisition Account in connection with anticipated corporate restructuring. The shares had originally been issued to Beartooth on May 16, 2025.

Refer note 6 for the related parties transactions.

As of March 31, 2026 and December 31, 2025, the Company had a Due to Related Party balance of $826.

NOTE 14 — INCOME TAX

For the periods ending March 31, 2026 and December 31, 2025, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of March 31, 2026 and December 31, 2025, the Company had net operating loss carry forwards of approximately $5,892,000 and $5,618,000, respectively. The carry forwards expire through the year 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The tax computations are as follows:

	March 31, 2026	December 31, 2025
Net losses before taxes	$(273,496)	$(1,969,172)
Adjustments to arrive at taxable income/loss
Permanent differences:	—	—
Temporary differences:	—	—
Taxable (loss)	(273,496)	(1,969,172)

Current Year Taxable (loss)	(273,496)	(1,969,172)
NOL carried forward prior year (tax return)	(5,618,232)	(3,922,060)
NOL carried forward at period end	$(5,891,728)	$(5,618,232)

Deferred Tax Asset - Federal Rate (21%)	(123,727)	(1,179,829)
Deferred Tax Asset - State Rate	—	—
Total Deferred Tax Asset	(123,727)	(1,179,829)

Valuation Allowance	(123,727)	(1,179,829)
Deferred tax per books	$—	$—

NOTE 15 — DISCONTINUED OPERATIONS

Subsequent to March 31, 2025, Jubilee Intel, LLC is no longer a wholly-owned subsidiary of the Company. The revenues and costs associated with this business are displayed as losses from discontinued operations.

Net loss from discontinued operations for the three months ended March 31, 2025, was comprised of the following components:

Discontinued operations - net loss	March 31, 2025
Revenue
Service revenue	$—
Revenue total	$—

Expenses:
General and administrative - cost of revenue	$38,169
General and administrative - other costs	74,127
Bad debts	314,664
Expenses total	426,960
Net loss from discontinued operations	(426,960)

Discontinued operations - cash flows
Net loss for the period from discontinued operations	$(426,960)
Net cash used by operating activities from discontinued operations	$(426,960)

NOTE 16 — SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, management evaluated subsequent events through the date these condensed financial statements were issued and noted no material subsequent events requiring disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our audited financial statements and related notes thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K/A.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Factors that could cause or contribute to such differences include those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K and elsewhere in this Quarterly Report. Forward-looking statements speak only as of the date hereof, and we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by applicable law.

Overview

We have no operations from a continuing business other than expenditures related to running the Company. All of our historical business operations have ceased. Management intends to explore and identify business opportunities within the U.S. and other jurisdictions, including a potential acquisition of an operating entity through a reverse merger, asset purchase or similar transaction. No assurances can be given that our management can identify and implement a viable business strategy or that any such strategy will result in profits.

We do not currently engage in any business activities that provide revenue or cash flow. During the next 12-month period, we anticipate incurring costs in connection with investigating, evaluating, and negotiating potential business combinations and/or asset acquisitions, filing reports with the SEC, and consummating any acquisition of an operating business or assets.

Results of Operations

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue. We had no revenue during the three months ended March 31, 2026 or 2025.

Operating Expenses. Total operating expenses for the three months ended March 31, 2026 were $38,572, consisting of professional fees of $34,296 (audit, accounting and legal), and general and administrative expenses of $4,276. Total operating expenses for the three months ended March 31, 2025 were $58,010, consisting of professional fees of $18,293 and general and administrative expenses of $37,717.

Other Income (Expense). Other income (expense) for the three months ended March 31, 2026 included interest expense of $1,338, amortization of debt discount of $80,865, a loss for the change in fair value of derivative liability of $140,937, and loss on issuance of convertible note of $15,351. For the three months ended March 31, 2025, the Company incurred total other expense of $243,957, which was comprised of $97,752 in interest expense, $105,326 in bad debt expense, $25,000 in amortization of debt discount and $15,879 in change in fair value of derivative,

Our net loss for the three months ended March 31, 2026 was $273,496 compared to $728,927 for the three months ended March 31, 2025. For the three months ended March 31, 2025, the Company incurred a net loss from discontinued operations of $426,960, resulting in a net loss of $728,927.

Liquidity and Capital Resources

As of March 31, 2026, we had cash of $1,946 compared to $3,382 as of December 31, 2025. We had negative working capital and a stockholders’ deficit at both dates. We have historically funded our operations through the issuance of convertible promissory notes, with note holders paying expenses directly to vendors on our behalf. We do not currently have any committed sources of additional funding, and we cannot guarantee that we will be able to obtain any such funding in the future on acceptable terms or at all.

During the three months ended March 31, 2026, we received aggregate funding of $57,641 under the February 12, 2026 6% Convertible Promissory Note issued to the debt holders, all of which was utilized to pay third-party vendor obligations directly by the lender. As of March 31, 2026, the outstanding principal balance under that Note was approximately $5,500 and the remaining was converted.

We will continue to require additional funding to support our operations, satisfy our existing obligations and maintain our reporting status, including the payment of professional fees, transfer-agent fees and SEC filing-related expenses. There can be no assurance that we will be able to obtain additional funding on terms acceptable to us or at all. The condition of our business raises substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies and Estimates

Refer to Note 2 to the accompanying Financial Statements for the three months ended March 31, 2025, for a condensed discussion of our critical accounting policies and to our Form 10-K/A for the year ended December 31, 2025, for a full discussion of our critical accounting policies and procedures.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective due to the material weaknesses described in our Annual Report on Form 10-K for the year ended December 31, 2025, which include (i) lack of segregation of duties, (ii) absence of an independent audit committee, and (iii) limited documentation of the design and operation of internal control over financial reporting. The Company is a single-employee, single-officer company with limited resources. Notwithstanding the existence of material weaknesses, management believes that the condensed financial statements included in this report fairly present, in all material respects, the financial position, results of operations and cash flows of the Company for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in various claims, lawsuits, and disputes arising in the ordinary course of business. As of the date of this report, the Company is not a party to any material legal proceedings.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2026, a debt holder converted $90,200, from the Convertible Note dated July 7, 2025, into 1,555,172 shares of common stock, paying the note in full.

On February 9, 2026, Selkirk Global Holdings, LLC converted $27,346, from the Convertible Note dated July 17, 2025, into 379,811 shares of common stock, paying the note in full.

On March 10, 2026, a Note holder elected to convert $42,141 (representing the assigned principal of $39,841 plus additional principal of $2,300) into 247,889 shares of the Company’s common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1 Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS Inline XBRL Instance Document.

101.SCH Inline XBRL Taxonomy Extension Schema Document.

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104 Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HALLMARK VENTURE GROUP, INC.

Date: May 28, 2026	By:	/s/ Paul Strickland
Paul Strickland
President, Chief Executive Officer, Chief Financial Officer and Director
(Principal Executive Officer and Principal Financial Officer)

