Form 10-Q
period 2026-06-30
SDR Drone, Inc.
filed 2026-08-14
CIK 1331421

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 000-56477

SDR DRONE, INC.

(Exact name of registrant as specified in its charter)

(formerly Hallmark Venture Group, Inc.)

Florida

(State or other jurisdiction of incorporation or organization)

34-2001531

(I.R.S. Employer Identification No.)

801 US Highway 1, North Palm Beach, Florida 33408

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (877) 646-4833

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value, trading symbol SDCO.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 10, 2026, there were 66,877,720 shares of the registrant’s common stock outstanding.

SDR DRONE, INC.

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SDR DRONE, INC.

(formerly HALLMARK VENTURE GROUP, INC.)

CONDENSED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$1,036	$3,382
Note receivable, net	-	-
Total Current assets	1,036	3,382

TOTAL ASSETS	$1,036	$3,382

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued liabilities	$179,371	$191,266
Due to a related party	826	826
Convertible notes payable - related party, net of debt discount of $23,977 and $10,924, respectively	2,543	16,402
Convertible notes payable - net of debt discount of $3,960 and $27,360, respectively	1,540	52,840
Accrued interest - related party	124	751
Accrued interest	133	2,350
Derivative liability	71,228	134,433
Total Current Liabilities	255,765	398,868
TOTAL LIABILITIES	255,765	398,868

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS’ DEFICIT:
Series A Preferred stock, 200,000 shares authorized, $0.001 par value; 100,000 and 100,000 issued and outstanding, respectively	100	100
Common stock, 2,499,900,000 shares authorized, $0.001 par value; 66,377,720 and 63,994,148 issued and outstanding, respectively	66,379	63,994
Stock payable	34,690	34,690
Additional paid-in capital	5,375,420	4,820,895
Accumulated deficit	(5,731,318)	(5,315,165)
Total Stockholders’ equity (deficit)	(254,729)	(395,486)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,036	$3,382

The accompanying notes are an integral part of these unaudited condensed financial statements.

SDR DRONE, INC.

(formerly HALLMARK VENTURE GROUP, INC.)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$-	$-	$-	$-
Cost of revenue	-	-	-	-
Gross margin	-	-	-	-

Expenses:
General and administrative	14,970	18,207	19,245	57,924
Compensation expense	-	50,000	-	50,000
Professional fees	47,621	8,605	81,917	26,898
Total operating expenses	62,591	76,812	101,162	134,822
Loss from operations	(62,591)	(76,812)	(101,162)	(134,822)

Other income (expense):
Interest expense	(950)	(28,231)	(2,288)	(125,983)
Other income	1,000	-	1,000	-
Interest waived off	-	-	3,566	-
Bad debt expense	-	(55,991)	-	(161,317)
Amortization of debt discount	(30,684)	(101,316)	(111,549)	(126,316)
Loss on conversion of debt	-	(469,164)	-	(469,164)
Change in fair value of derivative	(28,179)	1,366,421	(169,116)	1,350,542
Loss on issuance of convertible debt	(21,253)	(442,464)	(36,604)	(442,464)
Gain (loss) from disposal of discontinued segment	-	33,200	-	33,200
Total other income (expense)	(80,066)	302,455	(314,991)	58,498

Net income (loss) before income taxes	(142,657)	225,643	(416,153)	(76,324)
Provision for income tax	-	-	-	-
Net income (loss) from continuing operations	(142,657)	225,643	(416,153)	(76,324)
Net income (loss) from discontinued operations	-	411,952	-	(15,008)
Net Loss	$(142,657)	$637,595	$(416,153)	$(91,332)

Income (Loss) per share - basic	$(0.00)	$0.02	$(0.01)	$(0.01)

Weighted average shares outstanding - basic	65,610,811	28,213,822	65,966,446	14,706,846

The accompanying notes are an integral part of these unaudited condensed financial statements.

SDR DRONE, INC.

(formerly HALLMARK VENTURE GROUP, INC.)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(Unaudited)

	Series A Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	payable	Capital	Deficit	Deficit
Balance, December 31, 2025	100,000	$100	63,994,148	$63,994	$34,690	$4,820,895	$(5,315,165)	$(395,486)
Stock issued for conversion of debt	-	-	1,803,061	1,804	-	420,704	-	422,508
Stock issued for conversion of debt - related party	-	-	379,811	380	-	71,404	-	71,784
Net loss	-	-	-	-	-	-	(273,496)	(273,496)
Balance, March 31, 2026	100,000	$100	66,177,020	$66,178	$34,690	$5,313,003	$(5,588,661)	$(174,690)
Stock issued for conversion of debt	-	-	200,700	201	-	62,417	-	62,618
Net loss	-	-	-	-	-	-	(142,657)	(142,657)
Balance, June 30, 2026	100,000	$100	66,377,720	$66,379	$34,690	$5,375,420	$(5,731,318)	$(254,729)

	Series A Preferred Stock		Common Stock		Stock	Additional Paid-in	Accumulated	Total Stockholder’
	Shares	Amount	Shares	Amount	payable	Capital	Deficit	Deficit
Balance, December 31, 2024	100,000	$100	1,049,794	$1,048	$36,130	$2,507,221	$(3,922,221)	$(1,377,722)
Net loss	-	-	-	-	-	-	(728,927)	(728,927)
Balance, March 31, 2025	100,000	100	1,049,794	1,048	36,130	2,507,221	(4,651,149)	(2,106,650)
Stock issued for corporate restructuring	-	-	50,000,000	50,000	-	(50,000)	-	-
Stock issued for services	-	-	144,007	144	(15,841)	15,697	-	-
Stock issued for conversion of debt	-	-	7,815,312	7,817	-	461,644	-	469,461
Contributed capital	-	-	-	-	-	(97,423)	-	(97,423)
Deconsolidate Jubilee	-	-	-	-	-	-	(378,493)	(378,493)
Net income	-	-	-	-	-	-	637,595	637,595
Balance, June 30, 2025	100,000	$100	59,009,113	$59,009	$20,289	$2,837,139	$(4,392,047)	$(1,475,510)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SDR DRONE, INC.

(formerly HALLMARK VENTURE GROUP, INC.)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income (loss) from continued operations	$(416,153)	$(76,324)
Adjustments to reconcile net income to net cash used by operating activities:
Change in fair value of derivative	169,116	(1,350,542)
Loss on issuance of convertible debt	36,604	442,464
Loss on conversion of debt	-	469,164
Bad debts	-	161,317
Common stock issued for services - related party	-	-
Amortization of Debt Discount	111,549	126,316
Interest expense	775	125,983
Changes in operating assets and liabilities:
Due to related parties	-	5,674
Note Receivable, Net	-
Accounts payable	(11,895)	10,075
Derivative liability	-	-
Due from jubilee	-	172,926
Interest waived off	(3,544)
Accrued interest - related party	-	18,914
Accrued interest	-	-
Accrued compensation	-	(56,666)
Net cash provided by (used in) operating activities from continued operations	(113,546)	49,301
Loss from discontinued operations	-	(15,008)
Net cash provided by (used in) operating activities	(113,546)	34,293

Cash flows from financing activities:
Proceeds from convertible note payable - related party	26,520
Proceeds from convertible note payable	84,682	282,187
Repayments of convertible note payable	-	(318,333)
Repayments of note payable	-	-
Proceeds from note payable	-	-
Net cash provided by (used in) financing activities	111,202	(36,146)

Net change in cash	(2,344)	(1,853)
Cash at beginning of period	3,382	3,629
Cash at end of period	$1,036	$1,776

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

NON-CASH TRANSACTIONS
Common stock issued in conversion of debt	$485,124	$485,303
Common stock issued in conversion of debt - related party	$71,783

The accompanying notes are an integral part of these unaudited condensed financial statements.

SDR DRONE, INC.

(formerly HALLMARK VENTURE GROUP, INC.)

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2026

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

SDR Drone, Inc. (formerly Hallmark Venture Group, Inc.), was originally incorporated in the state of Colorado on July 14, 1995, with the name CPC Office Systems, Inc. On July 12, 1999, the Company changed its name to Homesmart USA, Inc. On March 3, 2006, the Company moved its domicile to Nevada. On March 8, 2006, the Company changed its name to Smart Truck Systems, Inc. On March 6, 2008, the Company changed its name to Speech Phone, Inc. On July 16, 2008, the Company changed its name to Hallmark Venture Group, Inc. On March 22, 2022, the Company redomiciled from Nevada and became a Florida corporation, and it has been a Florida corporation since that date.

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

On April 24, 2025, the Company’s 1-for-500 reverse stock split of its issued and outstanding common stock was approved by FINRA.

On May 12, 2025, the Company executed a Membership Interest Assignment Agreement with Evan Bloomberg, its former officer and director. Under this agreement, the Company transferred 100% of its membership interest in Jubilee Intel, LLC to Mr. Bloomberg. In exchange, Mr. Bloomberg transferred all 100,000 Series A Preferred Shares of the Company that he held to Selkirk Global Holdings, LLC, an entity controlled by Paul Strickland, the Company’s sole director and officer. This transaction resulted in the demerger of Jubilee Intel, LLC, which ceased to be a wholly owned subsidiary of the Company. Accordingly, Jubilee Intel, LLC has been presented as a discontinued operation as of December 31, 2024 until May 12, 2025, the date the Company effectively lost control of it (Note 17). All other agreements with Mr. Bloomberg were also terminated at that time.

On June 9, 2026, the company entered into a Change of Control Agreement (the “Control Agreement”) with Selkirk Global Holdings, LLC, a company owned by one of our directors, Paul L. Strickland (“Selkirk”), and EQUORIX LLC (“EQUORIX”), pursuant to which EQUORIX acquired (a) 100,000 shares of Series A Preferred Stock (the “Acquired

Preferred Stock”) from Selkirk and (b) 50,000,000 shares of common stock (the “Acquired Common Stock”) from Beartooth Asset Holdings, LLC (collectively, the Acquired Preferred Stock and the Acquired Common Stock are referred to as the “Control Shares”). The closing of the Control Agreement occurred on June 9, 2026. The Acquired Preferred Stock constitutes 100% of the outstanding Series A Preferred Stock and constitutes voting control of the Company; the Acquired Common Stock represents approximately 75.55% of the outstanding shares of the Company’s common stock. Pursuant to the Control Agreement, the majority of the Board at the closing of the Control Agreement changed: Cho Sun Sik, Dong Wook Chung and In Chul Chung were elected as Directors of the Company, while Paul L. Strickland continued as a Director of the Company. Thereafter, on June 12, 2026, the Board was increased from four to seven members and three additional persons were elected as Directors of our company: David Lee, Young- Sun Yoo and Tong Soo “T.S.” Chung. Mr. Lee was also appointed Corporate Administrator. Management has determined that, as of the closing of the Control Agreement effective June 9, 2026, the Company ceased to be a “shell company” as defined in Rule 12b-2 of the Securities Exchange Act of 1934.

On June 16, 2026, the Company filed Articles of Amendment to its Articles of Incorporation with the Secretary of State of the State of Florida changing its name from Hallmark Venture Group, Inc. to SDR Drone, Inc., which amendment was approved on the same date by the holders of a majority of the voting power of the Company’s outstanding capital stock acting by written consent in lieu of a meeting. The Financial Industry Regulatory Authority approved the amendment on July 15, 2026, and the name change became effective in the trading markets at the open of business on July 16, 2026, at which time the trading symbol for the Company’s common stock changed from “HLLK” to “SDCO.” The CUSIP number for the common stock, 406268201, was unchanged. Throughout the quarter ended June 30, 2026 the Company was named Hallmark Venture Group, Inc. and its common stock was quoted under the symbol “HLLK.”

Our business focus is to convert a proven, certified Korean defense technology platform into a trusted, locally produced unmanned aerial systems for the United States and allied markets - and, in doing so, to capture a meaningful share of the structural demand created by the global rebuild of military-drone stockpiles, allied restrictions on Chinese- made systems, and by binding offset obligations on Korean defense exports.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 31, 2026. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the related footnotes thereto for the year ended December 31, 2025 included in the Company’s Annual Report on Form 10-K/A.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity date of three months or less at the time of purchase to be cash equivalents. The Company has cash of $1,036 and $3,382 as of June 30, 2026 and December 31, 2025, respectively.

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

Fair Value of Financial Instruments

The fair value is an exit price representing the amount that would be received to sell an asset or required to transfer a liability in an orderly transaction between market participants. As such, fair value of a financial instrument is a market- based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or a liability.

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

The Company’s financial instruments reported at their fair values consist of derivative liabilities. The Company’s derivative liabilities had a fair value of $71,228 and $134,433 as of June 30, 2026 and December 31, 2025, respectively. The decrease is primarily attributable to the payoff and conversion of the third party and related party convertible notes during the year. These instruments are in level 3 of the fair value hierarchy.

When determining fair value, whenever possible, the Company uses observable market data and relies on unobservable inputs only when observable market data is not available. As of June 30, 2026 and December 31, 2025, the Company did not have any level 1 or 2 financial instruments. On June 30, 2026 and December 31, 2025 the Company’s level 3 financial instruments were derivative liabilities.

The following table presents the Company’s assets and liabilities that are measured at fair value on a recurring basis.

At June 30, 2026

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative Liability	-	-	$71,228

At December 31, 2025

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative Liability	-	-	$134,433

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

Discontinued Operations

The Company accounts for discontinued operations in accordance with ASC 205-20, Presentation of Financial Statements - Discontinued Operations. The disposal of a component or group of components is classified as a discontinued operation if the disposal represents a strategic shift that has, or will have, a major effect on the Company’s operations and financial results. This includes the sale, abandonment, or other disposal of legal entities, business segments, or significant components.

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

As the Company operates as a single reportable segment, no further disaggregated segment information is required to be disclosed under ASC 280, Segment Reporting. Financial information related to the discontinued Advertising segment operations is presented separately in Note 17 - Discontinued Operations.

Reverse Stock Split

On April 24, 2025, the Company effected a 1-for-500 reverse stock split of its issued and outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, each 500 shares of issued and outstanding common stock were converted into one. The par value of the common stock remained unchanged at $0.001 per share.

In accordance with Staff Accounting Bulletin (“SAB”) Topic 4C and ASC 260-10-55-12, the reverse stock split has been retrospectively reflected in these financial statements for all periods presented, including the balance sheets and statements of stockholders’ equity. All share and per-share amounts - including earnings per share and weighted- average shares outstanding - have been restated to give effect to the reverse stock split.

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

As of June 30, 2026, the allowance for credit losses related to the previously outstanding note receivable was removed upon assignment of the note. Prior to the assignment, the Company had established a full allowance for the outstanding principal and related accrued interest.

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

FASB Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”), clarifies the accounting for uncertainty in income taxes recognized in the financial statements. ASC 740 provides that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, based on the technical merits of the position. Income tax positions must meet a more-likely-than-not recognition threshold to be recognized. ASC 740 also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have determined that the Company does not have uncertain tax positions on its tax returns for the years 2025, and prior. Based on the evaluation of the 2025 transactions and events through June 30, 2026, the Company does not believe it has any material uncertain tax positions that require measurement.

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

Our policy is to recognize interest and/or penalties related to income tax matters in income tax expense. We had no accrual for interest or penalties on our balance sheets at June 30, 2026 and December 31, 2025, and have not recognized interest and/or penalties in the statement of operations for the periods ended June 30, 2026 and December 31, 2025.

The Company is subject to taxation in the United States and the State of Florida.

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

Concentration And Credit Risk

Financial instruments which potentially subject the Company to credit risk consist of cash. Cash is maintained with a major financial institution in the U.S. that is creditworthy. The Company maintains cash in bank accounts insured up to $250,000 by the Federal Deposit Insurance Corporation (“FDIC”). On June 30, 2026 and December 31, 2025, no cash balances were in excess of federally insured limits.

Recently Issued Accounting Pronouncements

ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures. This ASU requires enhanced disclosures in the rate reconciliation and disaggregation of income taxes paid by federal, state, and foreign jurisdiction. The standard was effective for public business entities for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 effective January 1, 2025. As the Company recognized no income tax expense and made no income tax payments during the quarter ended June 30, 2026, and maintains a full valuation allowance against its deferred tax assets, the adoption did not have a material impact on the Company’s financial statements or disclosures.

ASU 2024-03, Income Statement - Expense Disaggregation Disclosures (Subtopic 220-40). This ASU requires disaggregated disclosure of certain income statement expense line items within the notes to financial statements. For smaller reporting companies, the standard is effective for fiscal years beginning after December 15, 2026, and interim periods within annual periods beginning after December 15, 2027, with early adoption permitted. The Company does not expect this standard to have a material impact on its financial statements given the limited nature of its expense categories.

The Company periodically evaluates newly issued accounting standards and has not identified any other recently issued pronouncements expected to have a material effect on its financial statements.

NOTE 3 - GOING CONCERN

The accompanying condensed financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

As of June 30, 2026, the Company had an accumulated deficit of $5,731,318. Net loss and net cash flows used in operating activities for the six months ended June 30, 2026, was $416,153 and $113,546, respectively. As of June 30, 2026, the Company had cash of $1,036. In May 2025, the Company discontinued its only operating segment, Jubilee Intel LLC, which generated revenues. The Company requires additional funds to support its operations and to achieve its business development goals, the attainment of which are not assured.

These factors and uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be incurred in the event the Company cannot continue in existence. Management intends to seek additional capital from new equity securities offerings, debt financing and debt restructuring to provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. However, management can give no assurance that these funds will be available in adequate amounts, or if available, on terms that would be satisfactory to the Company.

The timing and amount of the Company’s capital requirements will depend on a number of factors, including maintaining its status as a public company and supporting shareholder and investor relations.

NOTE 4 - INTANGIBLE ASSETS

Intellectual Property Transfer and Technology Assignment Agreement.

On June 9, 2026, in connection with the Company’s Change of Control Agreement, the Company entered into an Intellectual Property Transfer and Technology Assignment Agreement with Cho Sun Sik, a director and Co-Chief Executive Officer of the Company, and Sundori Drone Co., Ltd. (collectively, the “Assignors”). Pursuant to the agreement, the Assignors transferred to the Company all of their right, title, and interest in a portfolio of drone-related intellectual property, comprising twelve Korean patent registrations, six Korean industrial design registrations, worldwide trade secrets, manufacturing and engineering know-how, freedom-to-practice rights, and foreign filing rights, excluding the Sundori trademarks. There are no Korean utility model registrations. Based on accounting records supporting the predecessor carrying amount of the IP, the Company recorded the acquired IP at the applicable historical carrying amount of $0. ASC 805-50 provides that transfers of assets between entities under common control are recognized by the receiving entity at the transferor’s carrying amount and that assets acquired in an asset acquisition are measured based on the cost of the acquisition.

Exclusive License-Back Agreement.

In conjunction with the IP Assignment Agreement, the Company, as licensor, entered into an Exclusive License-Back

Agreement (the “License-Back Agreement”) with Sundori Korea, as licensee. Under the License-Back Agreement,

the Company granted Sundori Korea a royalty-free, perpetual, exclusive license to the Assigned IP within the Republic of Korea, such that Sundori Korea may continue its Korean domestic operations, including procurement to Korean governmental and defense customers. (See “Certain Relationships and Related Transactions”).

Master Services Agreement.

In conjunction with the IP Assignment Agreement, the Company, as customer, entered into a Master Services

Agreement (the “Master Agreement”) with Sundori Korea, as service provider. Under the Master Agreement, Sundori

Korea will provide foreign factory-setup, engineering-dispatch and training services to the Company and its to-be- designated joint venturers on an arm’s-length, fee-for-service basis, pursuant to separate statements of work. (See “Certain Relationships and Related Transactions”).

NOTE 5 - COMMITMENTS AND CONTINGENCIES

In conjunction with the IP Assignment Agreement (Note 4), the Assignment Agreement obligates the Company to deliver, make available or arrange not less than $5,000,000 in aggregate capital for the benefit of Sundori Drone Co., Ltd. or for direct investment in Korean or foreign manufacturing facilities, measured over a six-month period commencing on the closing date and recurring thereafter.

NOTE 6 - NOTE RECEIVABLE

On May 2, 2024, the Company entered into a $100,000 promissory note agreement with an independent, non-affiliated third party. The note had a term of 180 days and bore interest at 8% per annum.

As of December 31, 2024, the note was in default, and the Company recorded a full allowance for credit losses on the outstanding principal balance and related accrued interest. The Company continued to maintain the full allowance as of December 31, 2025. As of the date of the assignment described below, the note remained in default, and the Company continued to maintain a full allowance on the outstanding balance and related accrued interest, including additional accrued interest recorded during the six months ended June 30, 2026.

On May 28, 2026, the Company assigned all of its rights, title, and interest in the note to SB Technology Holdings, Inc., a related party, for cash consideration of $1,000 on an “as-is, where-is,” non-recourse basis. The Board determined that the consideration represented the fair value of the impaired note after considering its delinquent status, uncertainty of collection, and the absence of third-party offers, and concluded that the transaction was fair to and in the best interests of the Company.

Description	June 30, 2026	December 31, 2025
Notes receivable - current portion	$-	$113,752
Allowance for credit losses	-	(113,752)
Notes receivable, net	$-	$-

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

During the year ended December 31, 2025, certain vendors issued a demand for payments of outstanding balances through legal counsel and third-party collection agencies. The Company evaluated these matters and recorded the related liabilities in its consolidated financial statements, as management believes such amounts are probable and reasonably estimated. The balance owed to these vendors as of June 30, 2026 and December 31, 2025 was $141,351.

The following table presents the Company’s accounts payable and accrued liabilities balance as of June 30, 2026 and December 31, 2025.

Description	June 30, 2026	December 31, 2025
Credit cards	$9,653	$9,098
Accrued liabilities	141,351	141,351
Deposits payable	20,872	20,872
Accounts payable	7,495	-
Accrued expenses	-	19,945
	$179,371	$191,266

NOTE 8 - CONVERTIBLE NOTE PAYABLE - RELATED PARTY

On December 5, 2023, the Company issued a Convertible Exchange Note to John Murphy, for $144,501. The Note was unsecured, non-interest bearing, and matures on December 4, 2024. The note was convertible into shares of common stock at a 50% average closing trading price for the twenty-five days prior to conversion. On March 8, 2024, $70,000 of the outstanding balance was repaid using funds provided by an investor pursuant to an escrow arrangement entered into by the Company. On July 21, 2025, Mr. Murphy converted this note into 1,275,702 shares of common stock. As of June 30, 2026, and December 31, 2025, the balance of the note is $0 and $0, respectively.

On October 6, 2022, the Company issued a 10% Convertible Promissory Note to Selkirk Global Holdings, LLC with a face value of $50,000. The Note bore interest at 10% per annum and matured on October 5, 2023. The note was convertible into shares of common stock at a conversion price equal to 55% of the average closing price of the Company’s common stock during the twenty consecutive trading days prior to the conversion date. On August 12, 2025, Selkirk Global Holdings, LLC converted the note into 941,363 shares of common stock. As of June 30, 2026 and December 31, 2025, the balance of the note was $0 and $0, respectively.

On April 6, 2023, the Company issued a 10% Convertible Promissory Note to Selkirk Global Holdings, LLC with a face value of $50,000. The Note bore interest at 10% per annum, compounded monthly, and matured on April 5, 2024. The note was convertible into shares of common stock at a conversion price equal to 55% of the average closing price of the Company’s common stock during the twenty consecutive trading days prior to conversion. On August 12, 2025, Selkirk Global Holdings, LLC converted the note into 402,038 shares of common stock. As of June 30, 2026 and December 31, 2025, the balance of the note was $0 and $0, respectively.

On December 12, 2023, the Company issued a Convertible Exchange Note to Paul Strickland. The note was unsecured, non-interest bearing, and matured on December 12, 2023. On August 7, 2025, the note was converted into 83,753 shares of common stock. As of June 30, 2026 and December 31, 2025, the balance of the note was $0 and $0, respectively.

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

As a result, the Company recognized the reinstated debt of $103,284, including accrued interest, as a liability on its consolidated balance sheet. Additional interest expense of $11,542 was accrued through the date of conversion in accordance with the original note terms, which bore interest at 10% per annum. In August 2025, the outstanding balances, including accrued interest, were converted into an aggregate of 1,427,156 shares of common stock. As of June 30, 2026 and December 31, 2025, the balance of the note was $0 and $0, respectively.

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

As of June 30, 2026, the principal balance, accrued interest, and unamortized debt discount related to the note were $0, $0, and $0, respectively. As of December 31, 2025, the outstanding principal balance, accrued interest, and unamortized debt discount were $27,326, $751, and $10,924, respectively.

On May 26, 2026, the Company issued to EQUORIX LLC an 8% Convertible Promissory Note with a total face value of $100,000 (the “EQUORIX Note”). The EQUORIX Note is a draw-down facility: it became effective upon EQUORIX’s delivery of initial consideration of $3,650, and EQUORIX may advance additional consideration from time to time, at its sole discretion, up to the $100,000 face value. The Note bears interest at 8% per annum, compounded monthly, matures on May 25, 2027, and provides for a default interest rate equal to the lesser of 20% per annum and the highest rate permitted by law and a “Mandatory Default Amount” equal to 150% of the outstanding principal. The Note is convertible into shares of the Company’s common stock at a conversion price equal to a 25% discount to the average closing price of the common stock over the ten consecutive trading days prior to conversion.

EQUORIX became the Company’s controlling stockholder and a related person on June 9, 2026, and the Note is accordingly presented as related-party debt as of June 30, 2026. As of June 30, 2026, the outstanding principal balance, accrued interest and unamortized debt discount related to the Note were $26,520, $124 and $23,977, respectively, and the Note is carried at $2,543, net of debt discount.

NOTE 9 - CONVERTIBLE NOTES PAYABLE

On March 1, 2024, the Company issued a $100,000, 6% demand promissory note (the “Note”) to a non-affiliated third party. The Note matured on August 28, 2024, 180 days from the date of issuance. The Note was issued in exchange for the holder making direct payments of certain Company expenses, including $70,000 used to settle amounts owed to the Company’s Chief Executive Officer and Director. On May 6, 2024, the Note, with an outstanding balance of $103,986, was assigned to another non-affiliated third party. Subsequently, the Note was replaced with a new promissory note dated May 30, 2025, in the amount of $103,986. Any accrued interest under the original and replacement notes was cancelled and was not required to be repaid. On August 5, 2025, the holder elected to convert the outstanding balance into 611,682 shares of the Company’s common stock. As of June 30, 2026 and December 31, 2025, the outstanding balance of the note was $0 and $0, respectively.

On May 1, 2024, the Company issued a $100,000, 8% convertible promissory note (the “Note”) to a non-affiliated third party. The Note bore interest at 8% per annum and matured on April 30, 2025. In connection with the issuance of the Note, the Company entered into a warrant subscription agreement pursuant to which the holder was issued 100,000 warrants, exercisable within one year from the date of issuance at an exercise price of $1.00 per share. The Note was convertible into shares of the Company’s common stock at a conversion price equal to 25% of the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 2, 2025 and June 3, 2025, the holder elected to convert all of the outstanding balance of the note, including accrued interest of $9,973; $75,766 of the note was converted into 2,559,650 shares and; $34,207 of the note including accrued interest was converted into 1,147,884 shares of the Company’s common stock, respectively. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of the Note was $0 and $0, respectively, and accrued interest was $0 and $0, respectively. As of June 30, 2026, and December 31, 2025 and 2024, the unamortized debt discount was $0 and $0, respectively.

On March 7, 2025, the Company issued a $50,000, 8% convertible promissory note (the “Note”) to a non-affiliated third party. The Note bore interest at 8% per annum and had a maturity date of March 6, 2026. The Note was convertible into shares of the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 3, 2025, the holder elected to convert a portion of the outstanding balance of the Note, including accrued interest of $986, into 856,908 shares of the Company’s common stock. The Note, including all accrued interest, was fully converted during the year ended December 31, 2025. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of the Note was $0 and $0, respectively, and accrued interest was $0 and $0, respectively.

On July 8, 2025, the Company issued a 6% convertible promissory note (the “Note”) to a non-affiliated third party with a face value of up to $50,000. The Note bore interest at 6% per annum, compounded monthly, and matured on July 7, 2026. The Note was convertible into shares of the Company’s common stock at a conversion price equal to 50% of the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On August 25, 2025, the Company amended the Note to increase the face value from $50,000 to $100,000. On January 8, 2026, the Company received an additional $10,000 of funding under the Note for the payment of audit fees. On January 12, 2026, the debt holder elected to convert the outstanding principal balance of $90,200 into 1,555,172 shares of the Company’s common stock and waived accrued interest of $2,532, thereby retiring the

Note in full. As of June 30, 2026 and December 31, 2025, the outstanding principal balance of the Note was $0 and $80,200, respectively, and accrued interest was $0 and $2,350, respectively. The unamortized debt discount balance was $0 as of June 30, 2026, compared to $27,360 as of December 31, 2025.

On May 15, 2025, the Company issued six 6% convertible promissory notes to a non-affiliated third party with an aggregate principal amount of $232,187. The notes bore interest at 6% per annum, compounded monthly, and matured on November 14, 2025. The notes were convertible into shares of the Company’s common stock at a conversion price equal to a 20% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 2, 2025, the holder elected to convert the outstanding principal and accrued interest under all six notes into 2,449,227 shares  of the Company’s common stock. As a result, an aggregate of $232,186.71 of debt was retired, and no principal or interest remained outstanding. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of the Note was $0 and $0, respectively, and accrued interest was $0 and $0, respectively.

The notes were convertible, at the option of the holder, into shares of the Company’s common stock at a conversion price determined pursuant to the terms of the notes. The Company evaluated the conversion features under ASC 815, Derivatives and Hedging, and determined that the features required bifurcation and classification as derivative liabilities. Accordingly, the Company recognized the derivative liabilities at fair value on the issuance dates, with a corresponding offsetting debt discount. The derivative liabilities were subsequently remeasured at fair value at each reporting date, with changes in fair value recognized in the consolidated statements of operations. Upon conversion of the notes during the year ended December 31, 2025 and the six months ended June 30, 2026, the related derivative liabilities were extinguished.

On May 14, 2025, the Company issued a $80,000, 6% convertible exchange note (the “Exchange Note”) to a non- affiliated third party in exchange for the cancellation of a prior on-demand promissory note dated November 19, 2024. The Exchange Note bore interest at a guaranteed rate of 6% per annum and matured on November 13, 2025. The Exchange Note was convertible into shares of the Company’s common stock at a conversion price equal to a 20% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On June 3, 2025, the holder elected to convert $76,316 of the outstanding principal into shares of the Company’s common stock. On August 5, 2025, the holder converted the remaining outstanding principal balance of $3,684 into shares of common stock, resulting in full conversion of the principal amount. Accrued interest of approximately $4,800 was waived by the holder in connection with the settlement of the Exchange Note. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of the Note was $0 and $0, respectively, and accrued interest was $0 and $0, respectively.

On May 30, 2025, the Company issued a $100,000, 6% convertible exchange note (the “Note”) to a non-affiliated third party in exchange for the cancellation of an existing promissory note dated May 1, 2024. The Note bore interest at a guaranteed rate of 6% per annum and matured on November 30, 2025. The Note was convertible into shares of the Company’s common stock at a conversion price equal to a 20% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On August 5, 2025, the holder elected to convert the outstanding principal balance of $103,986 into 611,682 shares of the Company’s common stock, resulting in full settlement of the Note. Accrued interest of approximately $6,239 was waived by the holder in connection with the settlement of the Note. As of June 30, 2026, and December 31, 2025, the outstanding principal balance of the Note was $0 and $0, respectively, and accrued interest was $0 and $0, respectively.

On February 12, 2026, the Company issued a new 6% Convertible Promissory Note to a non-affiliated third party with a total face value of $100,000. The Note bears interest at 6% per annum, compounded monthly, and matures on February 11, 2027. The Note is convertible into shares of common stock at a conversion price equal to a 25% discount to the average closing price of the Company’s common stock during the ten consecutive trading days prior to the conversion date. On March 5, 2026, the debt holder entered into an Assignment of Debt Agreement assigning $39,841 of debt under the Note to an unrelated third party. Subsequently, the note holder provided additional funding of $7,800 under the Note. On March 10, 2026, the note holder elected to convert $42,141 into 247,889 shares of the Company’s common stock. On April 27, 2026, the note holder elected to convert $27,041 into 200,700 shares of the Company’s common stock. The Note remains active, and additional funding tranches may occur. As of June 30, 2026, the outstanding principal balance and accrued interest related to the Note were $5,500 and $133, respectively.

The convertible note balance reported on June 30, 2026 is $1,540, net of debt discount of $3,960.

As of December 31, 2025, the total amount due to a loan holder was $80,200 and $2,350 of principal and interest, respectively. The convertible note balance reported on December 31, 2025 is $52,840, net of debt discount of $27,360.

NOTE 10 - DERIVATIVE LIABILITY

The Company has various convertible notes that require derivative liability considerations for its conversion features. Total derivative liability on June 30, 2026 and December 31, 2025 was $71,228 and $134,433, respectively, which was principally related to convertible notes.

Balance at December 31, 2024	$510,154
Decrease to derivative due to repayment	(1,223,594)
Increase to derivative due to new issuances	591,882
Derivative loss due to mark to market adjustment	255,991
Balance at December 31, 2025	134,433
Decrease to derivative due to conversion	(344,192)
Increase to derivative due to new issuances	111,871
Derivative loss due to mark to market adjustment	169,116
Balance at June 30, 2026	$71,228

The following table summarizes the weighted average key inputs used in the Black-Scholes model for all outstanding conversion feature derivative liabilities as of the measurement dates:

	June 30, 2026		December 31, 2025
Input	Weighted Avg.	Range	Weighted Avg.	Range
Stock price	$1.12	$1.12	$0.10	$0.10
Exercise price (conversion price)	$0.318	$0.408 - $0.612	$0.079	$0.079
Risk-free interest rate	3.995%	3.98 - 4.01%	3.59%	3.59%
Expected term (years)	0.76	0.62 - 0.90	0.52	0.52 - 0.54
Expected volatility	400.55%	316.96 - 484.14%	555.020%	546.69% - 559.16%
Dividend yield	-	-	-	-

NOTE 11 - STOCK PAYABLE

The Company’s prior related party settlement liability, with an effective date of November 3, 2020, included  a requirement to issue shares of the Company’s common stock to cover litigation and legal expenses associated with the settlement agreement. The settlement originally provided for the issuance of 5,000,000 shares of common stock.

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

The remaining shares to be issued at June 30, 2026 and December 31, 2025 were 3,468,993 and 3,468,993, respectively. The remaining balance of the stock payable liability was $34,690 and $34,690 as of June 30, 2026 and December 31, 2025, respectively.

NOTE 12 - WARRANTS

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

As of June 30, 2026, the Company had 12 warrants outstanding to purchase shares of common stock at an exercise price of $500 per share, with a weighted average remaining contractual term of approximately 0.25 years. There was no warrant activity during the six months ended June 30, 2026.

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Intrinsic Value
Outstanding, December 31, 2024	212	$500	.41	$-
Issued	-	$-	-	-
Expired	(200)	$-	-	-
Exercised	-	$-	-	-
Outstanding, December 31, 2025	12	$500	0.85	$-
Issued	-	$-	-	-
Expired	-	$-	-	-
Exercised	-	$-	-	-
Outstanding, June 30, 2026	12	$500	0.25	$-

NOTE 13 - COMMON STOCK

On May 20, 2025, the Company issued 144,007 shares of common stock for legal fees associated with the settlement liability (Note 11).

On June 2, 2025, a debt holder converted $232,187 of principal and accrued interest, respectively, into 2,449,227 shares of common stock (Note 9).

On May 16, 2025, the Company issued 50 million shares of common stock to Beartooth Asset Holdings, LLC (“Beartooth”) a related party as a corporate restructuring transaction in preparation for a potential merger. The Company had not entered into any agreement or obligation for a specific merger transaction.

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

On August 12, 2025, Selkirk retired $32,163 of debt by converting into 402,038 shares of common stock pursuant to the terms of the April 6, 2023, note.

An unrelated third party paid $26,381 on behalf of the Company to settle certain accounts payable balances outstanding as of December 31, 2024. In exchange, the Company issued an unsecured, non-interest bearing convertible note on July 21, 2025, with a stated maturity date of July 22, 2026. The note was subsequently converted into 239,827 shares of common stock on July 22, 2025.

Refer Note 9 for the common stock issued in conversion of debt to an unrelated party.

Refer Note 8 for the common stock issued in conversion of debt to related parties.

NOTE 14 - PREFERRED STOCK

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

NOTE 15 - RELATED PARTY TRANSACTIONS

On February 24, 2026, Beartooth Asset Holdings, LLC, an entity managed by Mr. Strickland, executed an Irrevocable Stock Power transferring 50,000,000 shares of the Company’s restricted common stock to the Hallmark Venture Group, Inc. Acquisition Account in connection with anticipated corporate restructuring. The shares had originally been issued to Beartooth on May 16, 2025.

Refer Note 8 for the related party transactions.

As of June 30, 2026 and December 31, 2025, the Company had a Due to Related Party balance of $826.

NOTE 16 - INCOME TAX

For the periods ending June 30, 2026 and December 31, 2025, there was no provision for income taxes and deferred tax assets have been entirely offset by valuation allowances.

As of June 30, 2026 and December 31, 2025, the Company had net operating loss carry forwards of approximately $6,034,000  and $5,618,000, respectively. The carry forwards expire through the year 2044. The Company’s net operating loss carry forwards may be subject to annual limitations, which could reduce or defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code.

The tax computations are as follows:

	June 30, 2026	December 31, 2025
Net losses before taxes	$(416,153)	$(1,969,172)
Adjustments to arrive at taxable income/loss
Permanent differences:	-	-
Temporary differences:	-	-
Taxable (loss)	(416,153)	(1,969,172)

Current Year Taxable (loss)	(416,153)	(1,969,172)
NOL carried forward prior year (tax return)	(5,618,232)	(3,922,060)
NOL carried forward at period end	$(6,034,385)	$(5,618,232)

Deferred Tax Asset - Federal Rate (21%)	(1,267,221)	(1,179,829)
Deferred Tax Asset - State Rate	-	-
Total Deferred Tax Asset	(1,267,221)	(1,179,829)

Valuation Allowance	(1,267,221)	(1,179,829)
Deferred tax per books	$-	$-

NOTE 17 - DISCONTINUED OPERATIONS

Subsequent to June 30, 2025, Jubilee Intel, LLC is no longer a wholly-owned subsidiary of the Company. The revenues and costs associated with this business are displayed as losses from discontinued operations.

The gain on the deconsolidation of Jubilee Intel, LLC as of June 30, 2025 was comprised of the following components:

Deconsolidation of Jubilee as of June 30, 2025:

Account
Checking Account	$(8,350)
Money Market	(2)
Accounts Receivable	(15,266)
Due from/to Jubilee	56,818
Gain (loss) of disposal of discontinued segment	$33,200

NOTE 18- SUBSEQUENT EVENTS

In accordance with ASC 855-10, Subsequent Events, management has evaluated subsequent events through August 14, 2026, the date these unaudited financial statements were available to be issued. The following events occurred after June 30, 2026.

On July 15, 2026, the Financial Industry Regulatory Authority approved the Articles of Amendment filed with the Secretary of State of the State of Florida on June 16, 2026 changing the Company’s name from Hallmark Venture Group, Inc. to SDR Drone, Inc.; the name change, and a corresponding change in the trading symbol for the Company’s common stock from “HLLK” to “SDCO,” became effective at the open of business on July 16, 2026.

On July 18, 2026, the Company filed an offering statement on Form 1-A under Regulation A with the Securities and Exchange Commission; the offering statement has not been qualified and there is no assurance that it will be qualified or that any securities will be sold thereunder.

On July 22, 2026, the Company’s unsecured, non-interest bearing convertible note in the original principal amount of $26,381 reached its stated maturity date. That note was issued on July 21, 2025 to an unrelated third party that had paid $26,381 on behalf of the Company to settle certain accounts payable balances outstanding as of December 31, 2024, and was converted in full into 239,827 shares of the Company’s common stock on July 22, 2025 (see Note 13). No principal or accrued interest was outstanding at maturity, no amount was paid at maturity, and the note was retired in accordance with its terms.

On July 30, 2026, the holder of the Company’s February 12, 2026 convertible promissory note assigned a portion of its undrawn funding commitment under that note to an unaffiliated third party, which applied the assigned amount to the direct payment of Company obligations.

On August 4, 2026, the Company received from Sundori Drone Co., Ltd. the Korean Intellectual Property Office registration certificates for the twelve Korean patents and six Korean industrial designs described in Note 4, together with accounting records of the assignor establishing that the assignor’s net carrying amount for the transferred intellectual property immediately prior to the transfer was nil.

On August 4, 2026 in settlement of a portion of the remaining stock payable arising under the order approving the settlement described in Note 11, the Company issued 500,000 shares of its common stock to Nicosel, LLC, which shares were issued in reliance on Section 3(a)(10) of the Securities Act of 1933, as amended, and received further advances under its outstanding convertible promissory notes.

Registration of the assignment of the acquired intellectual property with the Korean Intellectual Property Office had not been completed as of the date these financial statements were available to be issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our unaudited condensed financial statements and the related notes included elsewhere in this Quarterly Report, and with the audited financial statements and notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In this Quarterly Report, “SDR Drone,” “the Company,” “we,” “us” and “our” refer to SDR Drone, Inc., formerly Hallmark Venture Group, Inc.

Forward-Looking Statements

This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements about our plans to commercialize the acquired drone technology, to establish United States manufacturing, to complete an offering under Regulation A and to seek quotation of our common stock on the OTCQB Venture Market, as well as statements about our liquidity, capital requirements and ability to continue as a going concern. Words such as “anticipate,” “believe,” “expect,” “intend,” “plan,” “may,” “will” and similar expressions identify forward-looking statements, although not all forward-looking statements contain those words.

Forward-looking statements are not guarantees of future performance. They are based on assumptions and are subject to risks and uncertainties, many of which are outside our control. Those risks include our lack of revenue and our history of losses, our substantial doubt about our ability to continue as a going concern, our dependence on financing from related parties and convertible noteholders, the dilutive effect of our outstanding convertible instruments, our reliance on a single supplier relationship in the Republic of Korea, the fact that the acquired patents and design registrations are registered only in the Republic of Korea and the corresponding technologies are in the public domain elsewhere, the status of registration of the assignments with the Korean Intellectual Property Office, the substantial regulatory requirements applicable to unmanned aircraft systems in the United States, and our ability to raise capital on acceptable terms or at all. Actual results may differ materially. Except as required by law, we undertake no obligation to update any forward-looking statement.

Overview

We were originally incorporated in the State of Colorado on July 14, 1995, moved our domicile to Nevada in 2006 and redomiciled as a Florida corporation in March 2022. We filed Articles of Amendment with the Secretary of State of the State of Florida on June 16, 2026 changing our name from Hallmark Venture Group, Inc. to SDR Drone, Inc. The Financial Industry Regulatory Authority approved that amendment on July 15, 2026 and the name change, together with a change in our trading symbol from “HLLK” to “SDCO,” became effective at the open of business on July 16, 2026. Our common stock is quoted on the OTCID marketplace of OTC Link, operated by OTC Markets Group, Inc. Throughout the quarter covered by this report we were named Hallmark Venture Group, Inc. and our common stock was quoted under the symbol “HLLK.” Our principal executive offices are located at 801 US Highway 1, North Palm Beach, Florida 33408, and our telephone number is (877) 646-4833. Our transfer agent is Liberty Stock Transfer, Inc., 788 Shrewsbury Ave., Suite 2163, Tinton Falls, New Jersey 07724.

On June 9, 2026, we entered into a Change of Control Agreement with Selkirk Global Holdings, LLC, an entity owned by our director Paul L. Strickland, and EQUORIX LLC. In connection with that transaction, and as described in Note 4 to the accompanying financial statements, we entered into an Intellectual Property Transfer and Technology Assignment Agreement with Cho Sun Sik, a director and Co-Chief Executive Officer of the Company, and Sundori Drone Co., Ltd., under which the assignors transferred to us their rights in a portfolio of Korean drone technology. We simultaneously granted Sundori Drone Co., Ltd. a royalty-free, perpetual, exclusive license back to the assigned intellectual property within the Republic of Korea, and entered into a Master Services Agreement under which Sundori Drone Co., Ltd. will provide factory-setup, engineering-dispatch and training services on a fee-for-service basis.

Our business plan is to convert a proven Korean unmanned aerial systems platform into locally produced, supply- chain compliant unmanned aircraft for the United States and allied markets. We have not commenced commercial operations, we generated no revenue during the three or six months ended June 30, 2026, and we will require substantial additional capital before we can do so. Our activities during the quarter consisted of completing the change of control and intellectual property acquisition, maintaining our reporting status, and preparing for a proposed offering under Regulation A.

Acquired Intellectual Property

The acquired portfolio comprises twelve Korean patent registrations, six Korean industrial design registrations, and a body of unregistered technology consisting of firmware and source code, artificial intelligence and machine learning models, bill-of-materials and supplier qualification data, and manufacturing process documentation and know-how. There are no Korean utility model registrations. The Sundori brand names and trademarks were expressly excluded from the assignment and were retained by Sundori Drone Co., Ltd.

Because the acquisition was between entities under common control and the assets were not previously carried at an amount approximating the recorded value, the Company recorded the acquired intellectual property at the transferor’s historical carrying amount of nil in accordance with ASC 805-50, and the independent appraisal obtained by the Company was used for reference only and not as the basis of measurement. As described in Note 4, the acquired intellectual property has a finite useful life, but because it is carried at nil there is no amount to amortize and no amortization was recorded for the period from June 9, 2026 to June 30, 2026.

Title to the assigned patents and design registrations passed by contract on June 9, 2026. Registration of the assignments with the Korean Intellectual Property Office was not complete as of June 30, 2026 and remains in process. We regard registration as a step that perfects our rights against third parties rather than as a condition to the transfer of control. Until registration is complete, our recorded ownership may be more difficult to enforce against a third party in the Republic of Korea.

Results of Operations

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue. We had no revenue for the three months ended June 30, 2026, compared to $20,872 for the three months ended June 30, 2025. Revenue in the prior-year period was generated by Jubilee Intel, LLC, our former subsidiary, which was deconsolidated and is presented within discontinued operations.

Operating Expenses. Total operating expenses were $62,591 for the three months ended June 30, 2026, compared to $76,812 for the same period in 2025. Professional fees increased to $47,621 from $8,605, reflecting legal, audit, accounting and valuation costs associated with the change of control, the intellectual property acquisition and the preparation of our Regulation A offering statement. General and administrative expenses decreased to $14,970 from $18,207. There was no compensation expense in the current period, compared to $50,000 in the prior-year period.

Other Income and Expense. Other expense, net, was $80,066 for the three months ended June 30, 2026, compared to other income, net, of $302,455  for the same period in 2025. The current period included amortization of debt discount of $30,684, a loss on issuance of convertible debt of $21,253, a loss of $28,179 from the change in fair value of our derivative liability, interest expense of $950, and other income of $1,000 representing the consideration received on the assignment of our impaired note receivable. The prior-year period included a gain of $1,366,421 from the change in fair value of the derivative liability, offset by a loss on conversion of debt of $469,164, a loss on issuance of convertible debt of $442,464, amortization of debt discount of $101,316, bad debt expense of $55,991 and interest expense of $28,231.

Net Loss. Net loss was $142,657  for the three months ended June 30, 2026, compared to net income of $637,595 for the three months ended June 30, 2025, which included income from discontinued operations of $411,952. Loss per share, basic and diluted, was $(0.00) for the current period, compared to income per share of $0.02 in the prior-year period.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue. We had no revenue for the six months ended June 30, 2026, compared to $20,872 for the six months ended June 30, 2025.

Operating Expenses. Total operating expenses were $101,162 for the six months ended June 30, 2026, compared to $134,822 for the same period in 2025. Professional fees increased to $81,917 from $26,898, while general and administrative expenses decreased to $19,245 from $57,924 and compensation expense decreased to nil from $50,000.

Other Income and Expense. Other expense, net, was $314,991 for the six months ended June 30, 2026, compared to other income, net, of $58,498  for the same period in 2025. The current period included a loss of $169,116 from the change in fair value of the derivative liability, amortization of debt discount of $111,549, a loss on issuance of convertible debt of $36,604 and interest expense of $2,288, partially offset by $3,566 of interest waived and $1,000 of other income.

Net Loss. Net loss was $416,153 for the six months ended June 30, 2026, compared to a net loss of $91,332 for the six months ended June 30, 2025. Loss per share, basic and diluted, was $(0.01) in each period.

Liquidity and Capital Resources

As of June 30, 2026, we had cash of $1,036, compared to $3,382 as of December 31, 2025. Total current liabilities were $255,765 as of June 30, 2026, compared to $398,868 as of December 31, 2025, and we had negative working capital of $254,729 as of June 30, 2026. Total stockholders’ deficit improved to $254,729 as of June 30, 2026 from $395,486 as of December 31, 2025, principally because of the conversion of outstanding indebtedness into common stock. Our accumulated deficit was $5,731,318 as of June 30, 2026.

Net cash used in operating activities for the six months ended June 30, 2026 was $113,548. We have no revenue and no operating cash inflow. We have historically funded our operations through the issuance of convertible promissory notes to related parties and to a small number of non-affiliated holders, and through direct payment of our expenses by noteholders on our behalf.

On February 12, 2026 we issued a 6% convertible promissory note with a face value of up to $100,000 that funds on a drawn basis, and on May 26, 2026 we issued to EQUORIX LLC an 8% convertible promissory note with a face value of up to $100,000 on the same drawn basis. As of June 30, 2026 the convertible note balance was $1,540, net of debt discount, and the related party convertible note balance was $2,543, net of debt discount.

We will require additional financing to satisfy our existing obligations, to maintain our reporting status, and to execute any part of our business plan, including establishing United States manufacturing capability. We intend to seek that financing through an offering under Regulation A, for which we have filed an offering statement on Form 1-A, and through additional issuances of convertible debt or equity. We have no commitment from any person to provide that financing. If we are unable to obtain financing on acceptable terms, we will be required to curtail or cease our activities. Any financing we do obtain is likely to be substantially dilutive to existing holders.

Substantial Doubt About Our Ability to Continue as a Going Concern. As described in Note 3 to the accompanying financial statements, our recurring losses, our accumulated deficit of $5,731,318, our negative working capital and our lack of revenue raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of that uncertainty.

Critical Accounting Policies and Estimates

Our critical accounting policies are described in Note 2 to the accompanying financial statements and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The estimates that require the most significant judgment are the fair value of our derivative liabilities, which is measured using the Black-Scholes model and classified within Level 3 of the fair value hierarchy, and the measurement and useful life of the acquired intellectual property described in Note 4. Both are sensitive to the assumptions used, and actual results could differ materially from those estimates.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information otherwise required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the period covered by this Quarterly Report. Based on that evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective.

The conclusion that our disclosure controls and procedures were not effective reflects material weaknesses that arise from the size and structure of the Company. We do not have a sufficient number of accounting personnel to permit segregation of duties, we do not have an audit committee or an independent director serving in a financial expert capacity, and we rely on outside consultants for the preparation of our financial statements. In addition, transactions with related parties, including the change of control and the intellectual property acquisition described in Note 4, are negotiated and approved by persons who are not independent of the counterparties.

Management intends to remediate these weaknesses as resources permit, including by adding independent directors, establishing an audit committee, and increasing internal accounting capacity. We cannot provide assurance as to when remediation will be complete.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than changes in the composition of our board of directors and management resulting from the change of control completed on June 9, 2026.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we may be involved in claims, lawsuits and disputes arising in the ordinary course of business. As of the date of this Quarterly Report, we are not a party to any material pending legal proceeding, and no such proceeding is known by us to be contemplated by a governmental authority.

ITEM 1A. RISK FACTORS

As a smaller reporting company, we are not required to provide the information otherwise required by this Item. However, our business, financial condition and prospects changed materially during the quarter as a result of the change of control and the intellectual property acquisition described in Note 4, and the following risks should be read together with the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

●	We have no revenue, no commercial operations and a history of losses, and there is substantial doubt about our ability to continue as a going concern.

●	The acquired patents and design registrations are registered only in the Republic of Korea. The corresponding technologies are not protected by registration outside Korea, and third parties may practice them freely in the United States and other markets we intend to serve.

●	Registration of the assignments with the Korean Intellectual Property Office was not complete as of June 30, 2026. Until registration is complete, our ownership may be more difficult to enforce against third parties in Korea.

●	We granted Sundori Drone Co., Ltd. a royalty-free, perpetual, exclusive license back to the assigned intellectual property within the Republic of Korea. We therefore cannot exploit the assigned intellectual property in Korea.

●	The intellectual property was acquired from related parties, and we recorded it at the transferor’s historical carrying amount of nil under the predecessor-basis requirements of ASC 805-50 rather than at an amount determined by arm’s-length negotiation. An independent appraisal was obtained for reference only and was not used to measure the asset.

●	We depend on Sundori Drone Co., Ltd., a related party, for the engineering, factory-setup and training services necessary to execute our business plan.

●	We will require substantial additional capital that we have no commitment to obtain, and any capital we raise is likely to be substantially dilutive.

●	Our outstanding convertible notes convert at a discount to market price, which may cause substantial dilution and downward pressure on the price of our common stock.

●	Unmanned aircraft systems are subject to extensive regulation in the United States, including by the Federal Aviation Administration, and to procurement restrictions that we may be unable to satisfy.

●	Our disclosure controls and procedures were not effective as of June 30, 2026, and we have material weaknesses in internal control over financial reporting.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2026, we issued the following unregistered securities:

●	On April 27, 2026, we issued 200,700 shares of common stock upon the conversion of $27,041 of outstanding indebtedness under the February 12, 2026 6% convertible promissory note, in respect of the portion of that note that had been assigned by the original holder to an unrelated third party.

●	On May 26, 2026, we issued to EQUORIX LLC an 8% convertible promissory note with a face value of up to $100,000, which funds on a drawn basis. As of June 30, 2026, $26,520 of principal had been advanced under that note. The note is convertible into shares of our common stock.

●	On June 9, 2026, in connection with the Change of Control Agreement described in Note 1, EQUORIX LLC acquired 100,000 shares of our Series A Preferred Stock from Selkirk Global Holdings, LLC and 50,000,000 shares of our common stock. The 100,000 shares of Series A Preferred Stock were sold by an existing holder and were not issued by us. The 50,000,000 shares of common stock were delivered from shares transferred by Beartooth Asset Holdings, LLC into a Company acquisition account on February 24, 2026, as described in Note 15, and accordingly the number of shares of our common stock issued and outstanding did not increase as a result of that delivery. No cash was paid to us and no securities were issued by us as consideration for the intellectual property described in Note 4. Each of the foregoing issuances was made in reliance on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, and, in the case of shares issued upon conversion of our outstanding convertible notes, Section 3(a)(9) thereof. No underwriter participated in any of the transactions and no commission or other remuneration was paid or given directly or indirectly for soliciting any of them. Each recipient was an accredited investor or otherwise had access to the information that registration would have provided, and the certificates representing the securities bear a restrictive legend.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement, as those terms are defined in Item 408 of Regulation S-K, during the quarter ended June 30, 2026.

ITEM 6. EXHIBITS

3.1	Articles of Amendment to the Articles of Incorporation of the Company, filed with the Secretary of State of the State of Florida on June 16, 2026, changing the name of the Company to SDR Drone, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on July 16, 2026).

10.1	Change of Control Agreement dated as of June 9, 2026 among the Company, Selkirk Global Holdings, LLC and EQUORIX LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2026).

10.2	Intellectual Property Transfer and Technology Assignment Agreement dated as of June 9, 2026 among the Company, Cho Sun Sik and Sundori Drone Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2026).

10.3	Exclusive License-Back Agreement dated as of June 9, 2026 between the Company and Sundori Drone Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2026).

10.4	Master Services Agreement dated as of June 9, 2026 between the Company and Sundori Drone Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the Commission on June 16, 2026).

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SDR DRONE, INC.

Date: August 14, 2026	By:	/s/ Cho Sun Sik
Cho Sun Sik
Co-Chief Executive Officer
(Principal Executive Officer)

Date: August 14, 2026	By:	/s/ Paul L. Strickland
Paul L. Strickland
Secretary and Director
(Principal Financial Officer and Principal Accounting Officer)

